Form 10-Q
period 1995-03-31
AMERICAN PRECISION INDUSTRIES INC
filed 1995-05-15
CIK 5657

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1995

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                      AMERICAN PRECISION INDUSTRIES INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                        16-1284388
- - - - - - - --------------------------------                    ----------------------
(State or other jurisidiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)




2777 WALDEN AVENUE,  BUFFALO, NEW YORK                      14225
- - - - - - - --------------------------------------              ----------------------
(Address of principal executives offices)                 (Zip Code)



                                (716) 684-9700
            -------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -------     ------.
                     Number of shares of outstanding stock
                          on  May 12, 1995  7,064,426


             This document contains pages 1 through 10 inclusive.

                        AMERICAN PRECISION INDUSTRIES
                               AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)



                                                                        FIRST QUARTER ENDED
                                                                ----------------------------------------
                                                                     1995                      1994
                                                                     March                     March
                                                                -------------                -----------
  Net Sales                                                       $19,222,000                $14,192,000

  Investment Income                                                    67,000                    102,000
                                                                -------------                -----------
  Revenues                                                         19,289,000                 14,294,000
                                                                -------------                -----------
  Costs and Expenses:
         Cost of products sold                                     12,968,000                  9,441,000

         Selling and administrative                                 4,307,000                  3,553,000

         Research and product development                             303,000                    191,000

         Interest and debt expense                                     58,000                     54,000
                                                                -------------                -----------
                                                                   17,636,000                 13,239,000
                                                                -------------                -----------
  Earnings before Income Taxes                                      1,653,000                  1,055,000

  Federal and State Income Taxes                                      611,000                    375,000
                                                                -------------                -----------
  Net Earnings                                                    $ 1,042,000                $   680,000
                                                                =============                ===========
  Net Earnings per Share                                          $      0.15                $      0.10
                                                                =============                ===========
  Dividends Declared per Share                                    $    0.0625                $    0.0600
                                                                =============                ===========
  Average Shares Outstanding                                        7,064,000                  7,059,000
                                                                =============                ===========

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
- - - - - - - --------------------------
       (Unaudited)
                                                                                   1995                     1994
                                                                                   March                   December
                                                                                -----------              -----------
  Assets

  Current Assets
     Cash and cash equivalents                                                  $   785,000              $ 2,135,000

     Accounts receivable, less allowance for
        doubtful accounts of $348,000 and $373,000                               11,336,000               10,555,000

     Marketable securities                                                        2,150,000                1,706,000

     Inventories                                                                  8,875,000                8,827,000

     Prepaid expenses                                                               951,000                  862,000

     Deferred income tax benefit                                                    111,000                  153,000
                                                                                -----------              -----------
                    Total Current Assets                                         24,208,000               24,238,000
                                                                                -----------              -----------

  Investments                                                                     2,156,000                3,562,000

  Other Assets

     Cost in excess of net assets acquired                                        2,283,000                2,245,000

     Prepaid pension cost                                                         2,082,000                2,005,000

     Net cash value of life insurance                                             1,653,000                1,651,000

     Other                                                                          605,000                  566,000
                                                                                -----------              -----------
                    Total Other Assets                                            6,623,000                6,467,000
                                                                                -----------              -----------

  Property, Plant and Equipment

     Land                                                                           211,000                  211,000

     Buildings and improvements                                                   5,341,000                5,305,000

     Machinery, equipment and furniture                                          20,782,000               20,730,000

     Construction in process                                                        806,000                  410,000
                                                                                -----------              -----------
                                                                                 27,140,000               26,656,000

     Less accumulated depreciation                                               16,848,000               16,454,000
                                                                                -----------              -----------
                Net Property, Plant and Equipment                                10,292,000               10,202,000
                                                                                -----------              -----------
                                                                                $43,279,000              $44,469,000
                                                                                ===========              ===========

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
- - - - - - - --------------------------
       (Unaudited)
                                                                                   1995                      1994
                                                                                   March                   December
                                                                                 ----------               ----------
 Liabilities and Shareholders' Equity

 Current Liabilities
    Short-term borrowings                                                       $   300,000             $  2,000,000

    Accounts payable                                                              4,146,000                4,609,000

    Accrued compensation and payroll taxes                                        2,410,000                2,523,000

    Other accrued expenses                                                          868,000                  898,000

    Dividends payable                                                               442,000                  441,000

    Current portion of long-term obligations                                        347,000                  366,000

    Federal and state income taxes                                                  677,000                   79,000
                                                                                 ----------               ----------
                    Total Current Liabilities                                     9,190,000               10,916,000
                                                                                 ----------               ----------

 Other Noncurrent Liabilities                                                        80,000                  176,000

 Long-Term Obligations, less current portion                                      2,433,000                2,472,000


 Shareholders' Equity

    Common stock, par value
       $.66-2/3 per share:
       Authorized - 10,000,000 shares
       Issued  - 7,442,448  and 7,442,048 shares                                  4,962,000                4,961,000

       Additional paid-in capital                                                 9,101,000                9,098,000

       Retained earnings                                                         20,325,000               19,726,000
       Net unrealized gain (loss) on marketable
          securities and investments                                                 50,000                  (18,000)
                                                                                 ----------               ----------
                                                                                 34,438,000               33,767,000

 Less cost of 378, 262 treasury shares                                            2,862,000                2,862,000
                                                                                 ----------               ----------
                    Total Shareholders' Equity                                   31,576,000               30,905,000
                                                                                 ----------               ----------
                                                                                $43,279,000              $44,469,000
                                                                                 ==========               ==========

                        AMERICAN PRECISION INDUSTRIES
                               AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS
- - - - - - - ------------------------------------
               (Unaudited)
                                                                                        THREE MONTHS ENDED
                                                                                  -------------------------------
                                                                                     1995                1994
                                                                                    MARCH               MARCH
                                                                                  -----------         -----------
Cash Flows from Operating Activities
      Net income                                                                   $1,041,000            $680,000
      Adjustments to reconcile net income to cash
          and cash equivalents provided by operating activities:

          Depreciation and amortization                                               675,000             471,000

          Gain on sale of investments and fixed assets                                   -                 (6,000)

          Increase in supplemental benefit program                                     34,000              25,000

          Recognition of pension income under FASB #87                                (78,000)            (41,000)

          Change in various allowance accounts                                        (16,000)             41,000

      (Increase) Decrease in:
              Accounts receivable                                                    (757,000)         (1,080,000)

              Inventories                                                             (55,000)           (808,000)

              Prepaid expenses                                                        (90,000)            109,000

              Prepaid income taxes                                                     -                   58,000

              Other assets, net                                                      (119,000)              6,000

     Increase (Decrease) in:

              Accounts payable                                                       (462,000)             (1,000)

              Accrued expenses                                                       (143,000)            542,000

              Federal and state income taxes                                          598,000             310,000

              Other noncurrent liabilities                                            (96,000)              -
                                                                                   -----------         -----------

                  Net cash provided by Operating Activities                           532,000             306,000
                                                                                   -----------        -----------
Cash Flows from Investing Activities

              Purchases of  investments and marketable securities                       -                (752,000)

              Additions to property, plant and equipment                             (731,000)           (527,000)

              Proceeds from investments and sale of fixed assets                    1,079,000             966,000
                                                                                   -----------         -----------
                            Net cash provided (used) by Investing                     348,000            (313,000)
                                                                                   -----------         -----------
 Cash Flows from Financing Activities

              Exercise of stock options                                                 3,000              26,000

              Payment of long-term obligations, including current                     (92,000)           (156,000)

              Dividends paid                                                         (441,000)           (424,000)

              Short-term borrowings                                                (1,700,000)              -
                                                                                   -----------         -----------
                            Net cash (used) by Financing Activities                (2,230,000)           (554,000)
                                                                                   -----------         -----------
 Net Decrease in Cash and Cash Equivalents                                         (1,350,000)           (561,000)

 Cash and Cash Equivalents at Beginning of Year                                     2,135,000           1,455,000
                                                                                   -----------         -----------
 Cash and Cash Equivalents at End of Period                                          $785,000            $894,000
                                                                                    ==========          ===========

                        AMERICAN PRECISION INDUSTRIES
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                      First Quarter Ended March 31,1995
                  ------------------------------------------

Note A   Consolidated Financial Statements
- - - - - - - ------   ---------------------------------

         The Consolidated Balance Sheet as of March 31, 1995, and the Consolidated Statement of Earnings, and the Consolidated Statements of Cash Flows for the periods ended March 31, 1995 and April 1, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow at March 31,1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally
         Accepted Accounting Principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's December 30, 1994 Annual Report to Shareholders.


NOTE B   Marketable Securities and Investments
- - - - - - - ------   -------------------------------------

         In connection with the Management Agreement between the Company and Gettys Corporation, municipal bonds in the amounts of $749,000 reflected as marketable securities and $1,351,000 reflected as investments are held in an escrow account to be applied to the purchase price of the net assets of Gettys Corporation at the time the Company acquires those net assets pursuant to the exercise of the put or call option provisions of the Management Agreement.


Note C   Inventories
- - - - - - - ------   -----------

         It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note D   Long-Term Obligations
- - - - - - - ------   ---------------------
                                               March 31, 1995
                                    -------------------------------------
                                    Outstanding     Current     Long-Term
                                    -----------    --------    ----------
            Industrial Revenue
              Bonds                  $1,600,000    $176,000    $1,424,000

            Supplemental Benefit
              Program                 1,180,000     171,000     1,009,000
                                    -----------    --------    ----------
                                     $2,780,000    $347,000    $2,433,000
                                    ===========    ========    ==========




Note E   Earnings Per Share
- - - - - - - ------   ------------------
         Earnings per share are based on the weighted average number of shares outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Consolidated revenues in the first quarter of 1995 increased 34.9% as compared with the previous year. Sales within the Heat Transfer segment increased 29.2% and is attributable to both increased sales of traditional water cooled heat exchangers to existing customers, as well as significant growth in the air cooled heat exchanger product line. The increase of 74.9% in sales of the Motion Technologies segment is the result of the acquisition of Harowe Servo Controls, Inc. in June 1994, as well as a slightly higher sales volume of our previously existing motion control products. The Electronic Components segment sales increased 3.7% due to a higher sales volume in a specific axial-leaded product offset by the completion of a major sales order to one customer in 1994, which has not reoccurred in 1995.

Net earnings increased 53.2% as compared to the prior year primarily due to the increased sales, offset by higher selling and administrative and research and product development expenses. The higher levels of selling and research and product development expenses result form the Company growth strategy for developing new products and customers, as well as the acquisition of Harowe Servo Controls, as previously mentioned.

The backlog of unfilled orders at the end of the first quarter was a record $24.9 million, up 34.2% from last year and 47.6% for the quarter.

The accompanying table is a comparison of the consolidated statement of earnings expressed as a percentage of revenues. A comparison of federal and state income taxes as a percentage of pre-tax earnings is also shown.

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                     Expressed as a Percentage of Revenues
                ------------------------------------------------

                                                   First Quarter Ended

                                                     1995      1994
                                                     March     March
                                                   --------   --------
 Revenues                                            100.0      100.0
                                                   --------   --------

 Costs and Expenses

     Cost of products sold                            67.2       66.0

     Selling and administrative                       22.3       24.9

     Research and product development                  1.6        1.3

     Interest and debt expense                         0.3        0.4
                                                   --------   --------
                                                      91.4       92.6
                                                   --------   --------

 Earnings before Income Taxes                          8.6        7.4

 Federal and State Income Taxes                        3.2        2.6
                                                   --------   --------
 Net Earnings                                          5.4        4.8
                                                   ========   ========

 Federal and State Income Taxes
     as a percentage of Earnings
     Before Income Taxes                              37.0       35.5
                                                   ========   ========

PART II.  OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               Exhibit
               Number           Description
               -------          -----------
               27.1             Financial Data Schedule

           (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




AMERICAN PRECISION INDUSTRIES INC.





                /s/     John M. Murray
                -----------------------------------------
                John M. Murray
                Vice President Finance and Treasurer





                /s/     Thomas M. Huebsch
                -----------------------------------------
                Thomas M. Huebsch
                Chief Accounting Officer




                May 12, 1995

                                EXHIBIT INDEX

                                                        Pagination
                                                            By
                                                        Sequential
Exhibit                 Exhibit                          Numbering
Number                Description                         System
- - - - - - - -------               -----------                       ----------

 27.1           Financial Data Schedule