Form 10-Q
period 1995-06-30
AMERICAN PRECISION INDUSTRIES INC
filed 1995-08-15
CIK 5657

        FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended June 30, 1995
                                       -------------

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from __________ to __________

Commission file number  1-5601


                      AMERICAN PRECISION INDUSTRIES INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                     16-1284388
--------------------------------                 -------------------
(State or other jurisidiction of                 (I.R.S. Employer
 incorporation or organization)                   Identification No.)




2777 WALDEN AVENUE,  BUFFALO, NEW YORK                   14225
-----------------------------------------              ----------
(Address of principal executives offices)              (Zip Code)


                                (716) 684-9700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No       .
                                               -------    -------

                    Number of shares of outstanding stock
                      on  August 11, 1995     7,101,101

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES


                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                  (Unaudited)





                                                    2ND QUARTER ENDED                     SIX MONTHS ENDED
                                               1995                1994                1995             1994
                                     --------------------------------------        ---------------------------------

                                              JUNE                 JUNE               JUNE              JUNE



Net Sales                             $      20,294,000  $       15,332,000  $       39,516,000   $       29,524,000

Investment Income                                66,000             106,000             133,000              208,000
                                     ------------------       -------------        ------------       --------------
Revenues                                     20,360,000          15,438,000          39,649,000           29,732,000
                                     ------------------       -------------        ------------       --------------
Costs and Expenses:
   Cost of products sold                     13,884,000          10,182,000          26,852,000           19,623,000

   Selling and administrative                 4,453,000           3,694,000           8,760,000            7,247,000

   Research and product  development            269,000             195,000             572,000              386,000

   Interest and debt expense                     59,000              53,000             117,000              107,000
                                     ------------------       -------------        ------------       --------------
                                             18,665,000          14,124,000          36,301,000           27,363,000
                                     ------------------       -------------        ------------       --------------
Earnings before Income Taxes                  1,695,000           1,314,000           3,348,000            2,369,000

Federal and State Income Taxes                  573,000             473,000           1,184,000              848,000
                                     ------------------       -------------        ------------       --------------
Net Earnings                          $       1,122,000     $       841,000   $       2,164,000    $       1,521,000
                                     ==================       =============        ============       ==============
Net Earnings per Share                            $0.16               $0.12               $0.31                $0.22
                                     ==================       =============        ============       ==============
Dividends Declared per Share                    $0.0650             $0.0625             $0.1275              $0.1225
                                     ==================       =============        ============       ==============
Average Shares Outstanding                    7,069,000           7,064,000           7,066,000            7,061,000
                                     ==================       =============        ============       ==============


                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
                   (Unaudited)

                                                                      1995                   1994
                                                                      JUNE                 DECEMBER
                                                                  ------------            -----------
Assets

Current Assets

   Cash and cash equivalents                                  $       222,000       $       2,135,000

     Accounts receivable, less allowance  for
     doubtful accounts of $280,000 and
     $373,000                                                      12,176,000              10,555,000

   Marketable securities                                            2,334,000               1,706,000

   Inventories                                                      9,041,000               8,827,000

   Prepaid expenses                                                   858,000                 862,000

   Deferred income tax benefit                                        127,000                 153,000
                                                              ---------------         ---------------
                  Total Current Assets                             24,758,000              24,238,000
                                                              ---------------         ---------------
Investments                                                         1,596,000               3,562,000

Other Assets

   Cost in excess of net assets acquired                            2,281,000               2,245,000

   Prepaid pension cost                                             2,160,000               2,005,000

   Net cash value of life insurance                                 2,002,000               1,651,000

Other                                                                 750,000                 566,000
                                                              ---------------         ---------------
                  Total Other Assets                                7,193,000               6,467,000
                                                             ----------------         ---------------
Property, Plant and Equipment

   Land                                                               211,000                 211,000

   Buildings and improvements                                       5,520,000               5,305,000

   Machinery, equipment and furniture                              21,225,000              20,730,000

   Construction in process                                          1,093,000                 410,000
                                                             ----------------         ---------------
                                                                   28,049,000              26,656,000

   Less accumulated depreciation                                   17,069,000              16,454,000
                                                             ----------------         ---------------
                  Net Property, Plant and Equipment                10,980,000              10,202,000
                                                             ----------------         ---------------

                                                           $       44,527,000      $       44,469,000
                                                             ================         ===============

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
                   (Unaudited)





                                                                      1995                         1994
                                                                      JUNE                       DECEMBER
                                                             ------------------                --------------
Liabilities and Shareholders' Equity

Current Liabilities

   Short-term borrowings                                  $          1,185,000         $       2,000,000

   Accounts payable                                                  4,516,000                 4,609,000

   Accrued compensation and payroll taxes                            2,641,000                 2,523,000

   Other accrued expenses                                              568,000                   898,000

   Dividends payable                                                   459,000                   441,000

   Current portion of long-term obligations                            330,000                   366,000

   Federal and state income taxes                                      100,000                    79,000
                                                            ------------------            --------------

                Total Current Liabilities                            9,799,000                10,916,000
                                                            ------------------            --------------

Other Noncurrent Liabilities                                            80,000                   176,000

Long-Term Obligations, less current portion                          2,392,000                 2,472,000

Shareholders' Equity

   Common stock, par value
      $.66-2/3 per share:
      Authorized - 10,000,000 shares
      Issued  - 7,447,579  and 7,442,048 shares                      4,965,000                 4,961,000

   Additional paid-in capital                                        9,116,000                 9,098,000

   Retained earnings                                                20,989,000                19,726,000

   Net unrealized gain (loss) on marketable
      securities and investments                                        24,000                   (18,000)
                                                            ------------------        ------------------
                                                                    35,094,000                33,767,000

   Less cost of 374,262 and 378, 262 treasury shares                 2,838,000                 2,862,000
                                                            ------------------        ------------------

                Total Shareholders' Equity                          32,256,000                30,905,000
                                                            ------------------        ------------------
                                                            $       44,527,000        $       44,469,000
                                                            ==================        ==================

                        AMERICAN PRECISION INDUSTRIES
                               AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                               ------------------------------------
                                                                                     1995                  1994
                                                                                     JUNE                  JUNE
                                                                               ---------------         ------------
Cash Flows from Operating Activities
   Net income                                                                     $2,164,000           $1,521,000

     Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:

             Depreciation and amortization                                         1,362,000              940,000

             Gain on sale of investments and fixed assets                             (4,000)              (6,000)

             Increase in supplemental benefit program                                 67,000               49,000

             Recognition of pension income under FASB #87                           (155,000)             (82,000)

             Change in various allowance accounts                                    (59,000)             190,000

             Treasury stock issued as bonus                                           24,000                -

     (Increase) Decrease in:

             Accounts receivable                                                  (1,529,000)          (1,794,000)

             Inventories                                                            (235,000)          (1,061,000)

             Prepaid expenses                                                         (8,000)             (66,000)

             Prepaid income taxes                                                        -               (120,000)

             Net cash value of life insurance                                       (351,000)            (321,000)

             Other assets, net                                                      (303,000)              81,000

    Increase (Decrease) in:

             Accounts payable                                                        (94,000)             655,000

             Accrued expenses                                                       (192,000)             942,000

             Federal  and state income taxes                                          21,000                -

             Other noncurrent liabilities                                            (96,000)               -
                                                                               -------------           ----------
    Net cash provided by Operating Activities                                        612,000              928,000
                                                                               -------------           -----------
Cash Flows from Investing Activities

             Purchases of  investments and marketable securities                         -               (754,000)

             Additions to property, plant and equipment                           (2,087,000)            (925,000)

             Proceeds from investments                                             1,406,000            2,296,000

             Investment in Harowe                                                       -              (4,925,000)

             Proceeds from sale of fixed assets                                       14,000                -
                                                                               -------------           -----------

                             Net cash (used) by Investing Activities                (667,000)          (4,308,000)
                                                                               -------------           -----------
Cash Flows from Financing Activities

             Exercise of stock options                                                22,000               28,000

             Payment of long-term obligations, including current  maturities        (183,000)            (348,000)

             Dividends paid                                                         (883,000)            (847,000)

             Short-term borrowings, net of repayments                               (815,000)           4,000,000
                                                                               -------------          -----------

                             Net cash provided (used) by Financing Activities     (1,859,000)           2,833,000

Net Decrease in Cash and Cash Equivalents                                         (1,914,000)            (547,000)

Cash and Cash Equivalents at Beginning of Year                                     2,136,000            1,455,000

Cash and Cash Equivalents at End of Period                                    $      222,000           $  908,000
                                                                              ==============        =============


                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Second Quarter Ended June 30, 1995
                   ------------------------------------------

Note A  Consolidated Financial Statements
------  ---------------------------------

The Consolidated Balance Sheet as of June 30, 1995, and the Consolidated Statement of Earnings, and the Consolidated Statements of Cash Flows for the periods ended June 30, 1995 and July 1, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow at June 30, 1995 and for all periods presented have been made. The Consolidated Balance Sheet as of June 30, 1995 includes the assets, liabilities, and resulting goodwill of Harowe Servo Controls, Inc. ("Harowe") acquired June 30, 1994. The Consolidated Statement of Earnings and Cash Flows for the period ended June 30, 1995 also includes the results of Harowe since the date of acquisition.

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



NOTE B  Marketable Securities and Investments
------  -------------------------------------

In connection with the Management Agreement between the Company and Gettys Corporation, municipal bonds in the amounts of $728,000 reflected as marketable securities and $1,320,000 reflected as investments are held in an escrow account to be applied to the purchase price of the net assets of Gettys Corporation at the time the Company acquires those net assets pursuant to the exercise of the put or call option provisions of the Management Agreement.


Note C  Inventories
------  -----------

It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note D  Long-Term Obligations
------  ---------------------




                                                              June 30, 1995
                               -----------------------------------------------------------------------------

                                   Outstanding                      Current                   Long-Term
                              ------------------                ----------------           ------------------
Industrial Revenue
   Bonds                      $       1,551,000                $       157,000             $       1,394,000

Supplemental Benefit
   Program                            1,171,000                        173,000                       998,000
                              -------------------               --------------             ------------------
                              $       2,722,000                $       330,000             $       2,392,000
                            ===================               ===============            ==================

Note E  Earnings Per Share
------  ------------------

        Earnings per share are based on the weighted average number of shares outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

REVENUES

Consolidated revenues for the second quarter and first half of 1995 increased 31.9% and 33.4%, respectively, as compared to the same periods in 1994. Sales increased in the second quarter and first half of 1995 by 26.2% and 27.6% in the Heat Transfer Group and 10.0% and 6.8% in the Electronic Components Group. Sales of the Motion Technologies Group, which includes Harowe Servo Controls, Inc. ("HSC" ) in 1995, increased by 62.3% and 68.3%, respectively, as compared to the second quarter and first six months of the prior year.

Bookings of customer orders in the second quarter and first half were $24.1 million and $46.4 million, respectively, up 47.4% and 43.1% over bookings in the same periods last year. The Company's consolidated backlog of firm orders at June 30, 1995 was $28.6 million, up 47.1% from $19.4 million on June 30, 1994. The backlog at June 30, 1995 includes $6.8 million for HSC, which is up 36.0% since HSC was acquired on July 1, 1994.

Investment income declined by 37.8% and 36.1% in the second quarter and first half of 1995, respectively, reflecting the decline in average investment assets primarily as a result of the sale of various bonds to fund the purchase of HSC.


COST OF PRODUCTS SOLD

The gross profit percentage declined in the second quarter of 1995 by 2% and in the first half by 1.5%, primarily reflecting higher manufacturing costs in the Heat Transfer Group and, to a lesser degree, in the Electronic Components Group.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, as a percentage of sales, declined from 24.1% in the second quarter last year to 21.9% this year and from 24.5% in the first half of 1994 to 22.2% this year, reflecting successful efforts to hold the growth of overhead costs at levels below the growth in sales.


RESEARCH AND PRODUCT DEVELOPMENT

Research and product development increased in the second quarter and first half of 1995 by 37.9% and 48.2%, respectively, which is consistent with the Company's continued commitment to the design of new products and improvements of existing products.

NET EARNINGS

Net earnings increased 33.4% in the second quarter of 1995 and 42.3% in the first half as compared to the comparable periods in 1994, which is primarily attributable to the increased level of sales discussed above.

FINANCIAL POSITION

The Company's liquidity is primarily generated from operations. In addition, the Company has utilized its $10 million short-term line of credit from time to time in amounts not exceeding $2,000,000 at any time during the six months ended June 30, 1995. Comparative information on the Company's liquidity position follows ($000 omitted):

                                                                        1995                     1994
                                                                        June                   December
                                                                      -------                  --------
                Net working capital                                     $ 14,959                $13,322
                Current ratio                                               2.5                    2.2
                Cash, cash equivalents
                        and marketable securities                       $  2,556                $ 3,841


                                                                          For the six months ended
                                                                        -----------------------------
                                                                        1995                     1994
                                                                        June                     June
                                                                        ----                     ----
                Cash flow from operations                               $    612                $   928
                Capital expenditures                                    $  2,087                $   925


Over the past twelve months, the Company's portfolio of investments in municipal bonds has declined as the proceeds realized from payment at maturity or from sales of such investments have been applied to the final payment for the acquisition of HSC and to the financing of the Company's receivables, inventory, property, plant, and equipment, and research and product development. The use of these funds has been consistent with the Company's announced growth strategy. Continued success of that strategy will further reduce the Company's investment portfolio and, in time, may require the Company to seek long-term debt financing from banks or other lenders and/or additional equity financing. As the Company's financing requirements become more clearly defined, the Company will begin evaluating financing alternatives and will re-assess its present dividend policy in order to determine whether either some or all of the Company's cash currently used to pay dividends could be better utilized towards the improvement of shareholder value when applied to fund the Company's growth strategy.

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                     Expressed as a Percentage of Revenues
               -------------------------------------------------




                                     Second  Quarter Ended          Six Months Ended
                                     ---------------------       ---------------------

                                         1995         1994         1995        1994
                                         JUNE         JUNE         JUNE        JUNE
                                     ----------   ----------     ---------- ----------
Revenues                                100.0         100.0        100.0      100.0

Costs and Expenses

    Cost of products sold                68.2          66.0         67.7       66.0

    Selling and administrative           21.9          23.9         22.1       24.4

    Research and product development      1.3           1.3          1.4        1.3

    Interest and debt expense             0.3           0.3          0.3        0.4
                                     ----------   ----------     ---------- ----------
                                         91.7          91.5         91.5       92.1
                                     ----------   ----------     ---------- ----------
Earnings before Income Taxes              8.3           8.5          8.5        7.9

Federal and State Income Taxes            2.8           3.1          3.0        2.8

Net Earnings                              5.5           5.4          5.5        5.1
                                     ==========   ==========     =========== ==========

Federal and State Income Taxes
    as a percentage of earnings
    before income taxes                  33.8          36.0         35.4       35.8
                                   ==========   ==========     =========== ==========

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       AMERICAN PRECISION INDUSTRIES INC.





                        /s/     John M. Murray
                        ---------------------------------------
                        John M. Murray
                        Vice President Finance and Treasurer





                        /s/     Thomas M. Huebsch
                        ---------------------------------------
                        Thomas M. Huebsch
                        Chief Accounting Officer





                        August 11, 1995