Form 10-Q
period 1995-09-29
AMERICAN PRECISION INDUSTRIES INC
filed 1995-11-13
CIK 5657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 29, 1995
                                        ------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from            to
                                        ----------    ----------

Commission file number  1-5601


                       AMERICAN PRECISION INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           16-1284388
--------------------------------                     -------------------------
(State or other jurisidiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



  2777 WALDEN AVENUE, BUFFALO, NEW YORK                         14225
-----------------------------------------                 ------------------
(Address of principal executives offices)                     (Zip Code)


                                  (716) 684-9700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ------     ------ .

                     Number of shares of outstanding stock
                    on  November 10, 1995         7,127,538


              This document contains pages 1 through 11 inclusive.

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES


                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                  (Unaudited)

                                                  3RD QUARTER ENDED                NINE MONTHS ENDED
                                             ----------------------------     ----------------------------
                                                1995             1994            1995             1994
                                             SEPTEMBER        SEPTEMBER        SEPTEMBER        SEPTEMBER
                                             -----------      -----------     -----------      -----------
  Net Sales                                  $20,800,000      $18,076,000     $60,316,000      $47,600,000

  Investment Income                               50,000           69,000         183,000          277,000
                                             -----------      -----------     -----------      -----------
  Revenues                                    20,850,000       18,145,000      60,499,000       47,877,000
                                             -----------      -----------     -----------      -----------
  Costs and Expenses:

        Cost of products sold                 13,536,000       12,047,000      40,388,000       31,670,000

        Selling and administrative             5,075,000        4,294,000      13,835,000       11,541,000

        Research and product development         266,000          255,000         838,000          641,000

        Interest and debt expense                 54,000           60,000         171,000          167,000
                                             -----------      -----------     -----------      -----------
                                              18,931,000       16,656,000      55,232,000       44,019,000
                                             -----------      -----------     -----------      -----------
  Earnings before Income Taxes                 1,919,000        1,489,000       5,267,000        3,858,000

  Federal and State Income Taxes                 719,000          555,000       1,903,000        1,403,000
                                             -----------      -----------     -----------      -----------
  Net Earnings                               $ 1,200,000      $   934,000     $ 3,364,000      $ 2,455,000
                                             ===========      ===========     ===========      ===========
  Net Earnings per Share                           $0.17            $0.13           $0.48            $0.35
                                             ===========      ===========     ===========      ===========
  Dividends Declared per Share                   $0.0650          $0.0625         $0.1925          $0.1750
                                             ===========      ===========     ===========      ===========
  Average Shares Outstanding                   7,101,000        7,064,000       7,078,000        7,062,000
                                             ===========      ===========     ===========      ===========

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
--------------------------
      (Unaudited)

                                                            1995                1994
                                                          SEPTEMBER           DECEMBER
                                                         -----------        -----------
  ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                           $   250,000        $ 2,135,000

     Accounts receivable, less allowance  for
       doubtful accounts of $288,000 and  $373,000        12,065,000         10,555,000

     Marketable securities                                 2,529,000          1,706,000

     Inventories                                          10,658,000          8,827,000

     Prepaid expenses                                        697,000            862,000

     Deferred income tax benefit                             131,000            153,000
                                                         -----------        -----------
                    TOTAL CURRENT ASSETS                  26,330,000         24,238,000
                                                         -----------        -----------

  INVESTMENTS                                              1,321,000          3,562,000

  OTHER ASSETS

     Cost in excess of net assets acquired                 2,300,000          2,245,000

     Prepaid pension cost                                  2,237,000          2,005,000

     Net cash value of life insurance                      2,205,000          1,651,000

     Other                                                   713,000            566,000
                                                         -----------        -----------
                    TOTAL OTHER ASSETS                     7,455,000          6,467,000
                                                         -----------        -----------
  PROPERTY, PLANT AND EQUIPMENT

     Land                                                    211,000            211,000

     Buildings and improvements                            5,752,000          5,305,000

     Machinery, equipment and furniture                   21,438,000         20,730,000
     Construction in process                               1,609,000            410,000
                                                         -----------        -----------
                                                          29,010,000         26,656,000

     Less accumulated depreciation                        17,676,000         16,454,000
                                                         -----------        -----------
              NET PROPERTY, PLANT AND EQUIPMENT           11,334,000         10,202,000
                                                         -----------        -----------
                                                         $46,440,000        $44,469,000
                                                         ===========        ===========

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
--------------------------
      (Unaudited)

                                                             1995                1994
                                                           SEPTEMBER            DECEMBER
                                                          -----------         -----------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES

    Short-term borrowings                                 $ 1,165,000         $ 2,000,000

    Accounts payable                                        4,907,000           4,609,000

    Accrued compensation and payroll taxes                  2,849,000           2,523,000

    Other accrued expenses                                    692,000             898,000

    Dividends payable                                         463,000             441,000

    Current portion of long-term obligations                  314,000             366,000

    Federal and state income taxes                            252,000              79,000
                                                          -----------         -----------
                  TOTAL CURRENT LIABILITIES                10,642,000          10,916,000
                                                          -----------         -----------

 OTHER NONCURRENT LIABILITIES                                  95,000             176,000

 LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                2,350,000           2,472,000


 SHAREHOLDERS' EQUITY

    Common stock, par value
       $.66-2/3 per share:
       Authorized - 10,000,000 shares
       Issued  - 7,499,580  and 7,442,048 shares            5,000,000           4,961,000

    Additional paid-in capital                              9,449,000           9,098,000

    Retained earnings                                      21,725,000          19,726,000

    Net unrealized gain (loss) on marketable
       securities and investments                              17,000            (18,000)
                                                          -----------         -----------
                                                           36,191,000          33,767,000

    Less cost of 374,262 and 378,262 treasury shares        2,838,000           2,862,000
                                                          -----------         -----------
                  TOTAL SHAREHOLDERS' EQUITY               33,353,000          30,905,000
                                                          -----------         -----------
                                                          $46,440,000         $44,469,000
                                                          ===========         ===========

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
          (Unaudited)


                                                                                         NINE MONTHS ENDED
                                                                                -----------------------------------
                                                                                     1995                  1994
                                                                                  SEPTEMBER             SEPTEMBER
                                                                               --------------        --------------
Cash Flows from Operating Activities
     Net income                                                                  $  3,364,000          $  2,455,000
     Adjustments to reconcile net income to cash
         and cash equivalents provided by operating activities:
             Depreciation and amortization                                          2,025,000             1,581,000
             Gain on sale of investments and fixed assets                              10,000                (3,000)
             Increase in supplemental benefit program                                 101,000                74,000
             Recognition of pension income under FASB #87                            (233,000)             (123,000)
             Change in various allowance accounts                                     (66,000)              309,000
             Treasury stock issued as bonus                                            24,000                     -
     (Increase) Decrease in:
             Accounts receivable                                                   (1,428,000)           (2,105,000)
             Inventories                                                           (1,852,000)           (1,220,000)
             Prepaid expenses                                                         189,000               (74,000)
             Prepaid income taxes                                                           -                58,000
             Net cash value of life insurance                                        (554,000)             (524,000)
             Other assets, net                                                       (325,000)               10,000
    Increase (Decrease) in:
             Accounts payable                                                         315,000               616,000
             Accrued expenses                                                         120,000               747,000
             Federal  and state income taxes                                          173,000               269,000
             Other noncurrent liabilities                                             (81,000)              239,000
                                                                               --------------        --------------
                     Net cash provided by Operating Activities                      1,782,000             2,309,000
                                                                               --------------        --------------
Cash Flows from Investing Activities
             Purchases of  investments and marketable securities                            -            (6,254,000)
             Additions to property, plant and equipment                            (3,098,000)           (1,398,000)
             Proceeds from investments                                              1,474,000             6,315,000
             Proceeds from sale of fixed assets                                        20,000                     -
                                                                               --------------        --------------
                     Net cash (used) by Investing Activities                       (1,604,000)           (1,337,000)
                                                                               --------------        --------------
Cash Flows from Financing Activities
             Exercise of stock options                                                389,000                28,000
             Payment of long-term obligations, including current maturities          (274,000)             (434,000)
             Dividends paid                                                        (1,343,000)           (1,289,000)
             Short-term borrowings, net of repayments                                (835,000)                    -
                                                                               --------------        --------------
                     Net cash provided (used) by Financing Activities              (2,063,000)           (1,695,000)
                                                                               --------------        --------------
Net Decrease in Cash and Cash Equivalents                                          (1,885,000)             (723,000)
Cash and Cash Equivalents at Beginning of Year                                      2,135,000             1,455,000
                                                                               --------------        --------------
Cash and Cash Equivalents at End of Period                                       $    250,000          $    732,000
                                                                               ==============        ==============


                                                                             5

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     Third Quarter Ended September 29, 1995
                     --------------------------------------

Note A   Consolidated Financial Statements
------   ---------------------------------

         The Consolidated Balance Sheet as of September 29, 1995, and the Consolidated Statement of Earnings, and the Consolidated Statement of Cash Flows for the periods ended September 29, 1995 and September 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow at September 29, 1995 and for all periods presented have been made. The Consolidated Balance Sheets as of September 29, 1995 and December 30, 1994 include the assets, liabilities, and resulting goodwill of Harowe Servo Controls, Inc. ("Harowe") acquired June 30, 1994. The Consolidated Statements of Earnings and Cash Flows for the periods ended September 29, 1995 and September 30, 1994 also include the results of Harowe since the date of acquisition.

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


NOTE B   Marketable Securities and Investments
------   -------------------------------------

         In connection with the Management Agreement between the Company and Gettys Corporation dated December 29, 1994, municipal bonds in the amounts of $973,000 reflected as marketable securities and $1,056,000 reflected as investments are held in an escrow account to be applied to the purchase price of the net assets of Gettys Corporation at the time the Company acquires those net assets pursuant to the exercise of the put or call option provisions of the Management Agreement.


Note C   Inventories
------   -----------

         It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note D   Long-Term Obligations
------   ---------------------

                                                     September 29, 1995
                                   -----------------------------------------------------
                                   Outstanding            Current             Long-Term
                                   -----------            -------             ---------
     Industrial Revenue
        Bonds                       $1,502,000           $  139,000          $1,363,000

     Supplemental Benefit
        Program                      1,162,000              175,000             987,000
                                    ----------           ----------          ----------
                                    $2,664,000           $  314,000          $2,350,000
                                    ==========           ==========          ==========


Note E   Earnings Per Share
------  ------------------

         Earnings per share are based on the weighted average number of shares outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

REVENUES

Consolidated revenues for the third quarter and nine months of 1995 increased 14.9% and 26.4%, respectively, as compared to the same periods in 1994. Sales for the Heat Transfer Group increased 23.2% and 15.8% in the third quarter and nine months of 1995 and 7.9% and 10.3% for the Electronic Components Group. Sales of the Motion Technologies Group, which includes Harowe Servo Controls Inc. ("HSC") in 1995 and for three months in 1994, increased 16.2% and 45.1%, respectively, as compared to the third quarter and nine months of the prior year.

Bookings of customer orders in the third quarter and nine months of 1995 were $24.6 million and $71.0 million, respectively, up 44.9% and 43.5% over bookings in the same periods last year. The Company's consolidated backlog of firm orders at September 29, 1995 was $32.2 million, up 42.2% from $22.6 million on September 30, 1994.

Investment income declined 27.5% and 33.9% in the third quarter and nine months of 1995, respectively, reflecting the decline in average investment assets primarily as a result of the sale of various bonds to fund both the purchase of HSC and current operations.


COST OF PRODUCTS SOLD

The gross profit percentage increased in the third quarter of 1995 by 1.5%, while the nine months remained relatively constant. The increase in the third quarter reflects lower manufacturing costs within the Electronic Components and Motion Technologies Groups, offset by slightly higher costs within the Heat Transfer Group.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, expressed as a percentage of net sales, remained relatively consistent for the third quarter as compared to the same period in 1994, while the nine months declined 1.3% reflecting management's efforts to hold the growth of overhead costs below the growth in sales.


RESEARCH AND PRODUCT DEVELOPMENT

Research and product development increased in the third quarter and nine months of 1995 by 4.3% and 30.7%, respectively, reflecting management's continued commitment to the design of new products and improvement of existing products.


NET EARNINGS

Net earnings increased 28.5% in the third quarter of 1995 and 37.0% for the nine months as compared to similar periods in 1994 and reflects the increased level of net sales combined with lower operating costs, when expressed as a percentage of revenues.

FINANCIAL POSITION

The Company's liquidity is primarily generated from operations. In addition, the Company has utilized its $10 million short-term line of credit from time to time in amounts not exceeding $2,000,000 at any time during the nine months ended September 29, 1995. Comparative information on the Company's liquidity position follows ($000 omitted):

                                             1995                    1994
                                           September                December
                                           ---------                --------
   Net working capital                       $15,688                  $13,322
   Current ratio                                 2.5                      2.2
   Cash, cash equivalents
        and marketable securities            $ 2,779                  $ 3,841


                                                For the nine months ended
                                             -------------------------------
                                               1995                     1994
                                            September                September
                                            ---------                ----------
   Cash flow from operations                 $ 1,782                  $ 2,309

   Capital expenditures                      $ 3,098                  $ 1,398


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

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                     Expressed as a Percentage of Revenues
                     -------------------------------------

                                              Third Quarter Ended                Nine Months Ended
                                            -----------------------           -----------------------
                                              1995           1994               1995           1994
                                            September      September          September      September
                                            --------       --------           --------       --------
 Revenues                                    100.0          100.0              100.0          100.0
                                            --------       --------           --------       --------

 Costs and Expenses

     Cost of products sold                    64.9           66.4               66.8           66.1

     Selling and administrative               24.3           23.7               22.9           24.1

     Research and product development          1.3            1.4                1.4            1.3

     Interest and debt expense                 0.3            0.3                0.3            0.3
                                            --------       --------           --------       --------
                                              90.8           91.8               91.4           91.8
                                            --------       --------           --------       --------
 Earnings before Income Taxes                  9.2            8.2                8.6            8.2

 Federal and State Income Taxes                3.4            3.1                3.1            2.9
                                            --------       --------           --------       --------
 Net Earnings                                  5.8            5.1                5.5            5.3
                                            ========       ========           ========       ========
 Federal and State Income Taxes
     as a percentage of earnings
     before income taxes                      37.5           37.3               36.1           36.4
                                            ========       ========           ========       ========

                                   PART II
                                   -------

                              OTHER INFORMATION
                              -----------------


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K for the nine months ended September 29, 1995. However, a Form 8-K reporting the acquisition of Harowe Servo Controls, Inc. by the Company was filed on July 14, 1994.

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN PRECISION INDUSTRIES INC.



                                      /s/     John M. Murray
                                      -------------------------------------
                                      John M. Murray
                                      Vice President Finance and Treasurer





                                      /s/     Thomas M. Huebsch
                                      -------------------------------------
                                      Thomas M. Huebsch
                                      Chief Accounting Officer


      November 10, 1995