Form 10-K405
period 1995-12-29
AMERICAN PRECISION INDUSTRIES INC
filed 1996-03-28
CIK 5657

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 29, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _______________  TO _______________
      COMMISSION FILE NUMBER 1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            16-1284388
     (State of incorporation)                       (I.R.S. Employer Identification No.)

2777 WALDEN AVENUE, BUFFALO, NEW YORK                                                14225
(Address of principal executive offices)                                         (Zip Code)

                                (716)  684-9700
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE  ACT:

COMMON STOCK, $.66-2/3 PAR VALUE                        NEW YORK STOCK EXCHANGE
    (Title of each class)                     (Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X      NO
                                                -----        ------
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, at March 22, 1996 was approximately $74,703,000.

      The number of shares of Registrant's Common Stock outstanding on March 22, 1996 was 7,154,051.

            Exhibit Index can be found on page 38 of this document.

AMERICAN PRECISION INDUSTRIES INC.
FORM 10-K ANNUAL REPORT
For the year ended December 29, 1995

TABLE OF CONTENTS


PART I
------                                                                           PAGE
      ITEM  1.       BUSINESS                                                    ----
                          Products and Marketing                                   3
                          Competition                                              6
                          Backlog                                                  6
                     Suppliers                                                     6
                          Patents and Licenses                                     7
                          Customers                                                7
                          Research and Development                                 7
                          Environmental Matters                                    7
                          Employees                                                8
                          Lines of Business and Industry Segment Information       8
                          Foreign Operations                                       8
      ITEM  2.       PROPERTIES                                                 9-10
      ITEM  3.       LEGAL PROCEEDINGS                                            10
      ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS                                        10

PART II
-------
      ITEM  5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED SHAREHOLDER MATTERS                             11
      ITEM  6.       SELECTED FINANCIAL DATA                                      12
      ITEM  7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS        13-15
      ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      ITEM  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                16
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE                  36

PART III.
---------
      ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT                                               37
      ITEM 11.       EXECUTIVE COMPENSATION                                       37
      ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS                                                   37
      ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               37

PART IV.
--------
      ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                          REPORTS ON FORM 8-K                                     38
SIGNATURES                                                                     41-42

                                     PART I
                                     ------
ITEM 1.        BUSINESS
               --------

         a.    PRODUCTS AND MARKETING

               The registrant and its subsidiaries (the "Company" or "API") conduct operations in three major industrial classifications, namely, Heat Transfer, Motion Technologies, and Electronic Components.

               The Company continues to direct its efforts towards major sales drives for current products in its served markets and target markets. In addition, the Company continues to aggressively seek profitable growth by enhancing and complementing its existing technology base.

               HEAT TRANSFER
               -------------

               The Heat Transfer Group, comprised of the Basco and Air Technologies Divisions, designs, engineers, and manufactures a broad range of heat transfer products which are used in a variety of applications, including the cooling of oil, air, and other gases; steam condensing; vapor recovery; and many other processing requirements. The Group's products are sold for use on various types of industrial machinery and for use in power, chemical, petrochemical, and refining operations.

               The Basco Division manufacturers a full line of standard and custom shell and tube heat exchangers, plate fin intercoolers and aftercoolers, and Centraflow steam surface condensers. The Air Technologies Division produces a full line of aluminum air-to-air and air-to-liquid heat exchangers for use on air compressors, construction equipment, and industrial machines.

               The Group generates its bookings and sales through a network of sales representatives whose territories are geographically defined. The majority of sales are made to original equipment manufacturers, with the balance of sales made to end users, usually for use in a plant or processing application.

               During 1995, the Group upgraded its computer hardware and software systems to support the upcoming growth objectives. In addition to the capability to support additional sales volume, significant benefits are expected in inventory management, scheduling, and cost control.

               Throughout the year the Basco Division reorganized departmental responsibilities into a format that fits its future business operating strategy and upgraded management positions in Engineering, Manufacturing, and Marketing. This action, combined with upgrades in machinery and equipment, has positioned this Division to become an even larger force in the heat exchanger industry. In addition, Basco has secured overseas representation, and as a result obtained significant business in Germany.

               The Air Technologies Division experienced over 30% growth during 1995, and this, combined with healthy projections for 1996, has created the need for a larger facility. We expect to complete a new 80,000 square foot manufacturing facility in 1996. This move will approximately double the floor space currently in use and will allow for both more efficient production of current backlog, as well as the required space for expected future growth. This new facility, coupled with planned heavy investments in capital equipment will enable this Division to pursue a leadership role in its industry. High quality, flexibility, and strength of design, along with serviceability to our customers at a competitive price, continues to drive the Air Technologies Division to new heights.

               The Group will continue to pursue new products and new markets and strive for further productivity gains and processing improvement to enhance value to its customers.

               MOTION TECHNOLOGIES
               -------------------

               The Motion Technologies Group is comprised of the Controls, Deltran, Harowe, and Rapidsyn Divisions. In addition, on January 1, 1995, the Group assumed the management of the day-to-day operations of Gettys Corporation, a manufacturer of precision industrial motors located in Racine, Wisconsin.

               During 1995, the number of facilities occupied by the Group was reduced from six to four. The Rapidsyn Division was relocated from Oceanside, California and merged into the Gettys facilities in Wisconsin. The Controls and Deltran facilities were also relocated into one larger, state-of-the-art facility in Amherst, New York.

               CONTROLS The Controls Division offers a complete line of drives, controls, power-supplies, and applications support for motion control systems, including factory automation, semi-conductor equipment, printing, packaging, and winding equipment, positioning tables, fluid metering, and electronics assembly applications. During 1995, the Division continued to focus its efforts on developing the Intelligent Drive family of products. This product line provides the user with an integrated microstep controller and drive unit with built-in network communications. In 1996, plans are to continue development of the Intelligent Drive family, including a new brushless servo unit that will be directed to specific market opportunities in semi-conductor and medical applications.

               DELTRAN The Deltran Division manufactures high quality electro-magnetic clutches and brakes used in sophisticated rotary control applications. During 1995, the Division developed a new line of spring-set brakes for servo motors. This highly tooled product line will allow Deltran to become a leader within this market, just as they are today in the office copier market. The Division recently formed an alliance with Xerox Corporation, being only the second company in the United States to do so, which assures Deltran a long-term, profitable relationship as the major supplier of clutches to Xerox world-wide. Significant cost reductions are planned for 1996, such as the start-up of a new manufacturing plant in St. Kitts, West Indies, and further off-shore sourcing of key components. These efforts will further enhance the Division's position within the highly competitive markets in which it focuses.

               HAROWE SERVO CONTROLS, INC. Harowe produces precision motors and feedback devices for medical, factory automation, and aerospace markets. The motors are fractional horsepower AC, DC brushless, and stepper types. The feedback devices consist of tachometers, synchros, and resolvers which provide velocity or position feedback. Harowe plans to develop and introduce new feedback components in 1996. These will include resolver-to-digital electronic packages and optical encoders. Harowe will continue implementing cellular manufacturing that was initiated in 1995. These efforts have already resulted in shorter lead time and improved quality, productivity, and on-time delivery.

               RAPIDSYN The Rapidsyn Division offers a full line of step motors, ranging from 2.3 inches to 4.2 inches in diameter. The Division also manufactures AC synchronous motors, linear actuators, and high performance brushless DC motors.

               The Division also began an aggressive new product development program that has resulted in a new high performance line of hybrid step motors that meet or exceed the microstepping accuracy and torque output of any products currently on the market. Patents for the new motors have been applied for.

               ELECTRONIC COMPONENTS
               ---------------------

               The Electronic Components Group is comprised of the Delevan and Surface Mounted Devices Divisions. These divisions design, manufacture, and market an extensive line of quality inductors, chokes, and coils to satisfy various electrical and electronic filtering requirements. The Group concentrates on producing high performance inductive devices to meet stringent government and customer specifications relating to high product quality, reliability, and dependability. The Delevan and SMD Divisions are world-class suppliers to the telecommunication, aerospace, avionics, lighting, computer, medical, and military markets.

               Global competitive forces continue to push the market towards improved product quality and lower product costs. This competition from off-shore manufacturing is being neutralized through major improvements in our manufacturing capabilities. Productivity continues to increase due to the success of our ISO-9001 certification, Total Quality Management practices, recently introduced Statistical Process Control, and High Performance teams. Aggressive automation and process streamlining contributes to reducing our overall costs and cycle time and to providing improved customer service.

               The Group continues an assault on winning new markets and new customers. The Group introduced both new product series and expanded existing series to enhance our presence in the high frequency and power markets. Two additional series are in the final stages of development that will allow us to further penetrate these growing markets. Custom designed products to meet specific and unique customer requirements is an additional area that the Group continues to grow. The net effort of our new and custom products in 1995 resulted in increasing our business base by 10% and is giving us the opportunity to service over 50 new customers.

               One of the key initiatives identified in our Five Year Strategic Business Plan was strengthening our customer base at both Divisions. Today, our customer base is diverse, including customers from the lighting, automotive, medical, and industrial segments along with our traditional markets. This diversity has both strengthened our backlog and reduced sales fluctuations that commonly occur with a narrow customer base. To properly support this larger customer base, the Group has developed a complete presence on the World Wide Web where customers around the world can view our product offerings, contact our field sales forces and distributors, request additional information, and generally learn about our Company. Likewise, each internal sales representative, has been "computerized" with the latest sales management software to quickly respond to customer needs.

               The outlook in the coming years looks promising and full of growth opportunities. Detailed plans, all focused on customer satisfaction, are being implemented to develop new products, enter new markets, and reduce our costs. Internal training, both formal and on the job, continues to strengthen the capabilities and skills of our workforce. This investment in training and our new EVA-based incentive system are key factors that will enable the Electronic Components Group to drive and accelerate our commitment to excellence in meeting both customer requirements and our strategic growth objectives.

               To learn more about the Group, throughout the year, please visit our homepage on the Internet...HTTP://WWW.DELEVAN.COM or E-mail us at APISALES@DELEVAN.COM or APIENG@DELEVAN.COM and communicate via the Internet directly with our sales or engineering team members.

         b.    COMPETITION
               -----------

               In each of its segments the Company faces substantial competition from a number of companies, some of which have off-shore manufacturing facilities, and many of which are larger and have greater resources. In the electronic components market, several of our domestic competitors have become part of a single organization through a series of acquisitions. The inductor market continues to be faced with strong global competition and trends towards product miniaturization and lower costs. The Company relies primarily on the quality of its products and service to meet competition. Although the Company is not aware of definitive industry statistics by manufacturer for the products it makes, in the opinion of management, the Registrant is a significant competitive factor in the high quality micro-miniature electronic coil, electro-magnetic components, and compressor cooler markets.

         c.    BACKLOG
               -------

               The Company's backlog of unfilled orders believed to be firm at December 29, 1995 was approximately $30,441,000. All backlog orders are expected to be completed in the current fiscal year. The following table shows the backlog of orders for products associated with the three business segments:

                                       Heat                 Motion               Electronic
                                      Transfer            Technologies           Components               Total
                                     -----------          ------------           -----------            -----------
                1995                 $13,778,000           $14,229,000            $2,434,000            $30,441,000

                1994                 $ 9,201,000           $10,833,000            $2,413,000            $22,447,000

               Backlogs have increased for the Heat Transfer and Motion Technologies segments primarily due to a focused strategic account sales program and the general business climate. While the Electronic Components segment sales have increased, the backlog has remained steady and is the result of reduced lead times for delivery required by our customers.

         d.    SUPPLIERS
               ---------

               The Company is not dependent upon any single supplier for any of the raw materials used in manufacturing its products and has not encountered significant difficulties in purchasing sufficient quantities of raw materials on the open market.

         e.    PATENTS AND LICENSES
               --------------------

               The Company has patents covering the design and certain manufacturing processes for some of its surface mounted inductors which management believes may be material to the Electronic Components segment over the next several years. These patents have a remaining duration in excess of ten years. Otherwise, no single patent or group of patents is material to the operations of any industry segment or to the business as a whole.

         f.    CUSTOMERS
               ---------

               During 1995, no single customer accounted for more than 10% of consolidated sales.

         g.    RESEARCH AND PRODUCT DEVELOPMENT
               --------------------------------

               The Company charges earnings directly for research and product development expenses. Costs for Company-sponsored programs, excluding capital expenditures, were approximately $1,111,000, $888,000, and $602,000, in 1995, 1994, and 1993, respectively.

         h.    ENVIRONMENTAL MATTERS
               ---------------------

               In 1990, the U.S. Environmental Protection Agency (EPA) named the Company a potentially responsible party (PRP) with respect to hazardous substances disposed of at the Envirotek II Site (the Site) in Tonawanda, New York. The Company is a member of a steering committee which was formed to facilitate discussions with the EPA. The Company was named a de minimis participant with respect to the first phase of the clean-up action and was relieved of any potential liability for the first phase clean-up with the payment of a minor fee. The EPA has since advised the Company that its name had been removed from the PRP list. The State of New York has also indicated to the Envirotek II PRP Group its intention to pursue additional remedial measures at a site which surrounds the Site. It is not possible at this time to determine, whether and to what extent, the Company will incur additional liability as a result of any future government or private action.

         i.    EMPLOYEES
               ---------

               At December 29, 1995, 1,019 persons were employed by the Company.

         j.    LINES OF BUSINESS AND INDUSTRY SEGMENT INFORMATION
               --------------------------------------------------

               The Company's operations in 1995 were carried on through seven
               divisions and two subsidiaries.   Operations are classified into
               three industry segments based upon the characteristics of manufacturing processes and the nature of markets served. The operating units which currently comprise the segments and their principal products are as follows:

                                    Segment                                        Principal Products
                                    -------                                        ------------------
               Heat Transfer:
               -------------

               Air Technologies Division                            Air-to-air aluminum heat exchangers
               Basco Division                                       Shell and tube heat exchangers

               Motion Technologies:
               -------------------

               Controls Division                                    Drives, power supplies, and controllers
               Deltran Division                                     Electro-magnetic clutches and brakes
               Harowe Servo Controls Inc.                           Resolvers and DC motors
               Harowe Servo Controls (St. Kitts) Ltd.               Resolvers and DC motors
               Rapidsyn Division                                    Step motors

               Electronic Components:
               ---------------------

               Delevan Division                                     Axial-leaded inductors
               Surface Mounted Devices Division                     Surface mounted inductors

               Amounts of revenue from sales to unaffiliated customers, operating profit or loss, and identifiable assets for the three years ended December 29, 1995, are included in Note M of the notes to consolidated financial statements on page(s) 34-35 of this document.

         k.    FOREIGN OPERATIONS
               ------------------

               Export sales, principally to Europe, Canada, and Asia, were approximately 14% of consolidated sales for 1995. In 1994 and 1993, export sales were 17% of consolidated sales and were principally to Europe and Canada. The foreign sales are not believed to be subject to any risks other than those normally associated with the conduct of business in friendly nations having stable governments.

ITEM 2.  PROPERTIES
         ----------

        The location of the Company's facilities and their approximate size in terms of floor area are as follows:

                                                                                Floor Area
                                        Location                                (Sq. Ft.)
                           ------------------------------------                 ----------
                           HEAT TRANSFER

                           Buffalo                                               115,600
                           New York
                           (Walden Avenue)

                           Arcade                                                 37,500
                           New York
                           (Sandusky Road)

                           MOTION TECHNOLOGIES

                           West Chester                                           34,500
                           Pennsylvania
                           (Westtown Road)

                           Amherst                                                43,652
                           New York
                           (Hazelwood Drive)

                           Racine                                                  5,764
                           Wisconsin
                           (North Green Bay Road)

                           St. Kitts                                               6,500
                           West Indies
                           (Bourkes Road)

                           ELECTRONIC COMPONENTS

                           East Aurora                                            50,000
                           New York
                           (Quaker Road)

                           Arcade                                                 23,500
                           New York
                           (North Street)

         The Walden Avenue, Quaker Road, and North Street facilities are owned by the Company.

         The facilities leased by the Company are as follows:

                                                  Approx.
         Facility Location                     Annual Rental              Leased Until
         -----------------                     -------------              ------------
         Bourkes Road                            $ 14,000                     2003
         Hazelwood Drive                         $115,000                     2002
         Westtown Road                           $152,000                     2001
         Sandusky Road                           $ 79,000                     1997
         North Green Bay Road                    $ 26,000                     1996


         The Company believes all of its existing properties are well maintained, are suitable for the operation of its business, and are capable of handling production for the coming year.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         See Item 1(h).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         -------------------------------------
         AND RELATED SHAREHOLDER MATTERS
         -------------------------------

         COMMON STOCK PRICES

         American Precision Industries common stock is listed on the New York Stock Exchange and traded principally in that market. The following table shows the Company's high and low prices on the New York Stock Exchange, as reported in the Wall Street Journal.

                                                         Quarter
                                            1           2           3           4
                                          -----------------------------------------
         1995        High                 $9.63      $11.13      $14.75      $13.88
                     Low                  $7.63      $ 8.50      $10.13      $10.75

         1994        High                 $8.25      $ 7.63      $ 7.50      $ 8.00
                     Low                  $6.25      $ 6.88      $ 6.63      $ 7.00


         As of December 29, 1995, there were 1,076 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         FIVE YEAR SELECTED FINANCIAL DATA

         OPERATIONS                  1995            1994            1993            1992            1991
         ----------------------------------------------------------------------------------------------------
         Revenues                $82,660,000      $65,265,000     $51,334,000     $51,295,000     $51,453,000

         Interest and debt
         expense                 $   238,000      $   220,000     $   244,000     $   293,000     $   399,000

         Depreciation and
         amortization            $ 2,594,000      $ 2,275,000     $ 1,712,000     $ 1,531,000     $ 1,382,000

         Net earnings            $ 4,731,000      $ 3,431,000     $ 2,050,000     $ 2,387,000     $ 3,635,000

         Net earnings per
         share                   $       .67       $      .49     $       .29     $       .34     $       .50

         Cash dividends
         declared per share      $     .2575       $    .2475     $      .235     $      .215     $      .195


         FINANCIAL
         CONDITION
         ----------------------------------------------------------------------------------------------------
         Current assets          $31,615,000      $25,113,000     $21,347,000     $20,447,000     $19,964,000

         Current liabilities     $13,152,000      $10,916,000     $ 5,362,000     $ 4,896,000     $ 4,017,000

         Working capital         $18,463,000      $14,197,000     $15,985,000     $15,551,000     $15,947,000

         Current ratio              2.4             2.3              4.0              4.2             5.0

         Property, plant
         and equipment, net      $12,269,000      $10,202,000     $ 8,353,000     $ 8,200,000     $ 7,989,000


         Total assets            $57,791,000      $45,344,000     $38,081,000     $37,369,000     $36,863,000

         Long-term
         liabilities             $10,292,000      $ 3,523,000     $ 3,507,000     $ 3,761,000     $ 4,778,000

         Shareholders'
         equity                  $34,347,000      $30,905,000     $29,212,000     $28,712,000     $28,068,000

         Shareholders'
         equity per share        $      4.82       $     4.38     $      4.14     $      4.07     $      3.94

         Number of shares
         outstanding at
         year-end                  7,128,000        7,064,000       7,058,000       7,055,000       7,117,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
         FINANCIAL REVIEW - OPERATIONS

         REVENUES Consolidated revenues increased 26.7% as compared to the prior year. Sales within the Heat Transfer segment increased 22.6% in 1995 and is attributable to increased sales of traditional water cooled heat exchangers to existing customers, as well as significant growth in the air cooled heat exchanger product line. The Electronic Components segment sales increased 8.7% due to a higher sales volume in a specific axial-leaded product, offset by the completion of a major sales order to one customer in 1994 which has not reoccurred in 1995. The increase of 45.4% in sales of the Motion Technologies segment is the result of the acquisition of Harowe Servo Controls Inc. ("Harowe") in June 1994, as well as a slightly higher sales volume of our previously existing motion control products.

         In 1994, consolidated revenues increased 27.1% as compared to 1993. Sales within the Heat Transfer segment increased 22.7% in 1994 reflecting continued demand for both air cooled and water cooled heat exchangers, as well as sales to new customers and new product offerings. Sales for the Electronic Components segment increased 18.8% in 1994 reflecting a broad-based increase in demand and a major order from one customer. The increased sales in the Motion Technologies segment of 43.7% reflect a strong market demand for motion control products. The 1994 results of the Motion Technologies segment were also favorably impacted by sales of approximately $5.0 million from Harowe, which was acquired by the Company June 30, 1994.

         The Company's consolidated backlog of firm orders at December 29, 1995 was $30,441,000, up 35.6% from the prior year. This reflects a 49.7% increase in the Heat Transfer segment, a minor increase in the Electronic Components segment, and a 31.3% increase in the Motion Technologies segment. A focused strategic account sales program and the general business climate have all contributed to these increases.

         Investment income declined $112,000, or 30.4% in 1995 as compared to 1994 and $107,000, or 22.5% in 1994 as compared to 1993. The decline for both periods reflects lower average investment asset balances resulting from the sale of various bonds to fund both current operations and the purchase of Harowe in June 1994 combined with lower average interest rates.

               SELLING AND ADMINISTRATIVE EXPENSES Selling and administrative expenses increased $3,219,000, or 20.7% in 1995 as compared to 1994 and $2,646,000 or 20.5% in 1994 as compared to 1993. The majority of the increase in both periods relates to: 1) increased commissions as a result of the increase in sales revenue; 2) the inclusion of Harowe's selling and administrative expenses for the six months in 1994 and for the full year in 1995; and 3) the provision for bonuses under the Company's current incentive plans. In spite of these increases, selling and administrative expenses continue to decline when expressed as a percent of net sales, and this is consistent with management's efforts to hold the growth of overhead costs below the growth in sales.

               RESEARCH AND PRODUCT DEVELOPMENT Research and development expenses increased $223,000, or 25.1% in 1995 as compared to 1994 and $286,000, or 47.5% in 1994 as compared to 1993. The increases for both periods reflects management's continued commitment to the design of new products and improvement of existing products.

               INTEREST AND DEBT EXPENSE Interest and debt expense increased $18,000 or 8.2% in 1995 as compared to 1994. The increase is due to slightly higher interest rates offset by lower average principal balances in 1995. While total debt increased in 1995 due to the industrial revenue bond financing of $6,660,000, there was only a minor impact on interest and debt expense since this financing was obtained on December 22, 1995. Another contributing factor is the increased activity in short-term borrowings in 1995 as compared to 1994.

               The decrease in interest and debt expense for 1994 as compared to 1993 is attributable to lower principal balances on the industrial revenue bonds. Offsetting the effect of the lower principal balances was a slight increase in interest rates from 1993.

               INCOME TAXES Income taxes expressed as a percent of earnings before taxes were 34.5%, 35.3%, and 34.9%, in 1995, 1994, and
               1993, respectively. The lower rate in 1995 can be attributed to the undistributed earnings of the Company's foreign subsidiary for which no federal tax has been provided since it is the intention of the Company to indefinitely reinvest those earnings back into the operations of that entity.

               The increased rate in 1994 is primarily the result of lower tax-exempt investment income as compared to 1993.

               NET EARNINGS Net earnings increased 37.9% in 1995 as compared to 1994. This increase is primarily the result of the increased level of net sales combined with lower operating costs, when expressed as a percentage of revenues.

               Net earnings increased 67.4% in 1994 as compared to 1993. A substantial part of this increase can be attributed to the increased net sales discussed previously, offset by higher selling and administrative and research and product development costs. The Company also recorded a fourth quarter charge of $217,000, after tax, to provide for the closing of the Rapidsyn Division plant in California and the movement of Rapidsyn's motor production to the Gettys Corporation facility in Racine, Wisconsin.

               Pursuant to a Management Contract, the Company assumed responsibility for the day-to-day management of Gettys as of January 1, 1995.

               FINANCIAL POSITION The Company's liquidity is primarily generated from operations. In addition, short-term lines of credit totaling $7,398,000 were available at December 29, 1995. Information on the Company's liquidity position for the past three years is as follows:

                ------------------------------------------------------------------------------------------------------
                                                                  1995                1994                 1993
                ------------------------------------------------------------------------------------------------------
                Net working capital                              $18,463,000          $14,197,000          $15,985,000

                Current ratio                                        2.4                   2.3                 4.0

                Cash flow from operations                        $ 3,786,000          $ 3,267,000          $ 3,935,000

                Cash, cash equivalents, and
                marketable securities                            $ 5,979,000          $ 3,841,000          $ 6,508,000

                Capital expenditures                             $ 4,585,000          $ 1,857,000          $ 1,814,000

               The reduction in the current ratio for 1994 as compared to 1993 can be attributed to the combination of the lower marketable securities balance in 1994 as a result of the purchase of Harowe, the inclusion of Harowe's net current assets in API's net working capital, and the increase in short-term borrowings which were outstanding for only two business days.

               The increase in cash flow from operations in 1995 as compared to 1994 is principally the result of increased sales and net income.

               The decline in cash flow from operations in 1994 as compared to 1993 reflects increases in accounts receivable and inventories as a result of the increased sales and bookings in 1994.

               Cash, cash equivalents, and marketable securities for 1995 includes $2,114,000 of restricted funds held in an escrow account as part of the Management Agreement between the Company and Gettys Corporation. These funds will be applied to the purchase price of the net assets of Gettys Corporation at the time the Company acquires those net assets pursuant to the exercise of the put or call option provisions of the Management Agreement.

               The increase in capital expenditures in 1995 as compared to 1994 reflects the Company's investment in new machinery and equipment and computer systems at both the Heat Transfer and Motion Technologies Groups.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------

               REPORT OF INDEPENDENT ACCOUNTANTS
               To the Board of Directors and Shareholders of American Precision Industries Inc.

               In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of American Precision Industries Inc. and its subsidiaries at December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


               Buffalo, New York
               February 12, 1996

CONSOLIDATED BALANCE SHEET

ASSETS
---------------------------------------------------------------------------------------------------
                                                                     1995               1994
---------------------------------------------------------------------------------------------------
 CURRENT ASSETS

 Cash and cash equivalents                                           $ 2,486,000        $ 2,135,000

 Accounts receivable less allowance for
    doubtful accounts of $264,000 and $373,000                        12,691,000         10,555,000

 Marketable securities                                                 3,493,000          1,706,000

 Inventories                                                          10,589,000          8,827,000

 Prepaid expenses                                                        967,000            862,000

 Deferred income tax benefit                                           1,389,000          1,028,000
---------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                 31,615,000         25,113,000
---------------------------------------------------------------------------------------------------
 Investments                                                           6,277,000          3,562,000

 OTHER ASSETS

 Cost in excess of net assets acquired, net of
    accumulated amortization                                           2,153,000          2,245,000

 Prepaid pension costs                                                 2,140,000          2,005,000

 Net cash value of life insurance                                      2,222,000          1,651,000

 Other                                                                 1,115,000            566,000
---------------------------------------------------------------------------------------------------
 TOTAL OTHER ASSETS                                                    7,630,000          6,467,000
---------------------------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT

 Land                                                                    211,000            211,000

 Buildings and improvements                                            6,183,000          5,305,000

 Machinery, equipment, and furniture                                  22,265,000         20,730,000

 Construction in process                                               1,450,000            410,000
---------------------------------------------------------------------------------------------------
                                                                      30,109,000         26,656,000
 Less accumulated depreciation                                        17,840,000         16,454,000
---------------------------------------------------------------------------------------------------
 NET PROPERTY, PLANT AND EQUIPMENT                                    12,269,000         10,202,000
---------------------------------------------------------------------------------------------------
                                                                     $57,791,000        $45,344,000

See notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------
                                                                      1995               1994
-------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES

 Short-term borrowings                                              $ 2,602,000       $ 2,000,000

 Accounts payable                                                     5,136,000         4,609,000

 Accrued compensation and payroll taxes                               3,566,000         2,523,000

 Other accrued expenses                                                 757,000           898,000

 Dividends payable                                                      463,000           441,000

 Current portion of long-term obligations                               628,000           366,000

 Federal and state income taxes                                              -             79,000

-------------------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                           13,152,000        10,916,000
-------------------------------------------------------------------------------------------------
 DEFERRED INCOME TAXES                                                1,251,000           875,000

 OTHER NONCURRENT LIABILITIES                                           413,000           176,000

 LONG-TERM OBLIGATIONS,
    less current portion                                              8,628,000         2,472,000

 SHAREHOLDERS' EQUITY

 Common stock, par value
    $.66 2/3 per share:
    Authorized - 10,000,000 shares
    Issued - 7,502,000  and
    7,442,048 shares                                                  5,001,000         4,961,000

 Additional paid-in capital                                           9,532,000         9,098,000

 Retained earnings                                                   22,629,000        19,726,000

 Net unrealized gain (loss) on
    marketable securities                                                23,000           (18,000)
-------------------------------------------------------------------------------------------------
                                                                     37,185,000        33,767,000

 Less cost of 374,262 and 378,262
    treasury shares                                                   2,838,000         2,862,000
-------------------------------------------------------------------------------------------------
 TOTAL SHAREHOLDERS' EQUITY                                          34,347,000        30,905,000
-------------------------------------------------------------------------------------------------
                                                                    $57,791,000       $45,344,000

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF EARNINGS


-------------------------------------------------------------------------------------------------------------
                                                              1995              1994               1993
-------------------------------------------------------------------------------------------------------------
 NET SALES                                                   $82,403,000       $64,896,000        $50,858,000

 INVESTMENT INCOME                                               257,000           369,000            476,000
-------------------------------------------------------------------------------------------------------------
 REVENUES                                                     82,660,000        65,265,000         51,334,000

 COSTS AND EXPENSES

    Cost of products sold                                     55,289,000        43,270,000         34,404,000

    Selling and administrative                                18,801,000        15,582,000         12,936,000

    Research and product development                           1,111,000           888,000            602,000

    Interest and debt expense                                    238,000           220,000            244,000
-------------------------------------------------------------------------------------------------------------
                                                              75,439,000        59,960,000         48,186,000
-------------------------------------------------------------------------------------------------------------
 EARNINGS BEFORE INCOME TAXES                                  7,221,000         5,305,000          3,148,000

 FEDERAL AND STATE INCOME TAXES                                2,490,000         1,874,000          1,098,000
-------------------------------------------------------------------------------------------------------------
 NET EARNINGS                                               $  4,731,000       $ 3,431,000        $ 2,050,000
-------------------------------------------------------------------------------------------------------------
 NET EARNINGS PER SHARE                                     $        .67       $       .49        $       .29
-------------------------------------------------------------------------------------------------------------
 AVERAGE SHARES OUTSTANDING                                    7,090,000         7,062,000          7,057,000


See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                          Net
                                                                                      Unrealized
                                                                                         Gain
                                      Common Stock         Additional                 (Loss) on         Treasury Stock
                                 -----------------------    Paid-in      Retained     Marketable     ----------------------
                                  Shares        Amount      Capital      Earnings     Securities       Shares      Amount
---------------------------------------------------------------------------------------------------------------------------
 BALANCE AT
 JANUARY 1, 1993                  7,433,211    $4,955,000   $9,065,000   $17,651,000    $(97,000)      378,262   $2,862,000

   Net  earnings - 1993                   -             -            -     2,050,000           -             -            -

   Stock options
   exercised, net                     2,892         3,000        8,000            -            -             -            -

   Cash dividends
   declared,
   $.235 per share                        -             -           -    (1,658,000)           -            -             -

   Net unrealized gain on
   marketable equity
   securities                             -             -           -              -      97,000             -            -
---------------------------------------------------------------------------------------------------------------------------
 BALANCE AT
 DECEMBER 31, 1993                7,436,103     4,958,000   9,073,000     18,043,000           -      378,262     2,862,000

   Net earnings - 1994                    -             -           -      3,431,000           -            -             -

   Stock options
   exercised, net                     5,945         3,000      25,000             -            -            -             -

   Cash dividends
   declared,
   $.2475 per share                       -             -           -    (1,748,000)           -            -             -

   Net unrealized (loss)
   on marketable
   securities                             -             -           -             -      (18,000)           -            -
---------------------------------------------------------------------------------------------------------------------------
 BALANCE AT
 DECEMBER 30, 1994                7,442,048     4,961,000   9,098,000    19,726,000      (18,000)     378,262     2,862,000

   Net  earnings - 1995                   -             -           -     4,731,000            -            -             -

   Stock options
   exercised, net                    59,952        40,000     422,000            -             -            -             -

   Treasury shares issued
   as bonus                               -             -      12,000            -             -       (4,000)      (24,000)

   Cash dividends
   declared,
   $.2575 per  share                      -             -           -   (1,828,000)            -             -             -

   Net unrealized gain
   on marketable equity
   securities                            -              -           -            -        41,000            -             -
---------------------------------------------------------------------------------------------------------------------------
 BALANCE AT
 DECEMBER 29, 1995                7,502,000    $5,001,000  $9,532,000    $22,629,000    $ 23,000      374,262    $2,838,000
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                             1995           1994           1993
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                            $4,731,000     $3,431,000      $2,050,000
    Adjustments to reconcile net income to
    cash and cash equivalents provided by
    operating activities:
     Depreciation and amortization                                         2,594,000      2,275,000       1,712,000
     Gain (Loss) on sale of investments/fixed assets                          42,000              -         (37,000)
     Increase in supplemental benefit program                                125,000        176,000         148,000
     Recognition of pension income under SFAS 87                            (136,000)      (260,000)       (181,000)
     Stock compensation program                                              202,000              -               -
     Change in various allowance accounts                                    (95,000)        91,000         107,000
     Treasury stock issued as bonus                                           36,000              -               -
    (Increase) Decrease In:
     Accounts receivable                                                  (2,028,000)    (2,168,000)        738,000
     Inventories                                                          (1,785,000)    (1,267,000)       (679,000)
     Prepaid expenses                                                        (75,000)      (199,000)       (103,000)
     Prepaid federal and state income taxes                                        -         68,000         188,000
     Deferred income taxes                                                  (386,000)      (267,000)       (105,000)
     Prepaid pension cost                                                          -        (24,000)              -
     Net cash value of life insurance                                       (571,000)      (548,000)       (434,000)
     Other assets, net                                                      (475,000)      (140,000)       (105,000)
   Increase (Decrease) in:
     Accounts payable                                                        373,000        953,000         462,000
     Accrued expenses                                                        902,000      1,062,000          52,000
     Federal and state Income taxes                                          (79,000)       (93,000)              -
     Deferred Income taxes                                                   376,000         31,000         122,000
     Other noncurrent liabilities                                             35,000        176,000               -
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  3,786,000      3,287,000       3,936,000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchases of investments and marketable securities                   (6,233,000)    (2,546,000)     (5,850,000)
     Additions to property, plant and equipment                           (4,585,000)    (1,857,000)     (1,814,000)
     Proceeds from investments and markable securities                     1,797,000      7,225,000       4,900,000
     Investments in Harowe Servo Controls, Inc.                                    -     (5,195,000)              -
     Proceeds from sale of fixed assets                                       36,000          7,000           1,000
------------------------------------------------------------------------------------------------------------------------------------
 NET CASH USED BY INVESTING ACTIVITIES                                    (8,985,000)    (2,366,000)     (2,763,000)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Exercise of stock options                                               462,000         28,000          11,000
     Payment of long-term obligations, including current maturities         (366,000)      (519,000)       (606,000)
     Dividends paid                                                       (1,806,000)    (1,730,000)     (1,624,000)
     Increase in long-term debt                                            6,660,000              -               -
     Increase in short-term borrowings                                       602,000      2,000,000               -
-----------------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED (USED)  BY FINANCING ACTIVITIES                         5,550,000       (221,000)     (2,219,000)
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         351,000        680,000      (1,624,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             2,135,000      1,456,000       2,502,000
------------------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $2,486,000     $2,136,000      $1,455,000

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 29, 1995, December 30, 1994, and December 31,
1993.

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (1) NATURE OF OPERATIONS American Precision Industries Inc. (the "Company") is a diversified manufacturing company whose principal lines of business include the production and sale of heat transfer products, motion control devices, and electronic components. Sales of these products are primarily to customers in industrialized nations both domestic and foreign.

    (2) CONSOLIDATION The accounts of all subsidiaries are included in the consolidated financial statements. The fiscal years consisted of 52 weeks. The Consolidated Balance Sheet, Statement of Earnings, and Statement of Cash Flows include the results of Harowe Servo Controls, Inc. since June 30, 1994, the date of acquisition.

    (3) INVENTORIES Inventories are valued at the lower of cost or market, net of progress payments. At December 29, 1995 and December 30, 1994 inventories comprising approximately 50% and 52%, respectively, of total inventories were valued using the last-in, first-out (LIFO) method. Other inventories are priced using the first-in, first-out (FIFO) method.

    (4) PROPERTY, PLANT AND EQUIPMENT These assets are stated at cost and are depreciated over their estimated useful lives; building and improvements - 10 to 45 years; machinery, equipment, and furniture
            - 2 to 15 years.

            Expenditures for maintenance and repairs are charged to expense; renewals and betterments are capitalized and depreciated. Properties are removed from the accounts when they are disposed of, and the related cost and accumulated depreciation are eliminated from the accounts. Associated gains and losses, if any, are included in consolidated net earnings.

    (5) GOODWILL The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is separately disclosed, net of accumulated amortization, and is being amortized over 25 years on a straight-line basis. Amortization expense amounted to $102,000 in 1995 and $44,000 in 1994. Accumulated amortization of goodwill at December 29, 1995 was $146,000.

    (6) INCOME TAXES The Company provides for deferred income taxes under the asset and liability approach. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. No provision has been made for United States income taxes applicable to undistributed earnings of a foreign subsidiary as it is the intention of the Company to indefinitely reinvest those earnings in the operations of that entity.

    (7) EMPLOYEE BENEFIT PLANS Benefits under the Company's salaried defined benefit and supplemental benefit plans are based upon years of service and average compensation during an individual's last years of employment for the defined benefit plan and final pay for the supplemental benefit plan.

            Benefits under the salaried defined benefit plan are funded annually based upon the maximum contribution deductible for federal income tax purposes. The supplemental benefit program is funded through company-owned life insurance contracts on the lives of the participants, but the benefit obligation to certain participants will be offset by the participant's interest in a split-dollar insurance contract.

            Benefits under the hourly defined benefit plan of Harowe are based upon years of service, not to exceed 35, times a fixed rate specified in the union contract. Benefits under this plan are funded annually based upon funding recommendations of the plan actuaries.

            All union employees are covered under defined contribution plans. The Company's contribution to these plans are set forth under the provisions of the specific union contracts.

    (8) STOCK OPTIONS Proceeds from the sale of common stock issued under employee stock option plans are credited to capital accounts. There are no charges to income with respect to the plans; however, compensation expense is recorded with respect to the increase in value of stock appreciation rights.

    (9) EARNINGS PER SHARE Earnings per share are based on the weighted average number of shares outstanding during each year.

    (10) ADVERTISING The Company expenses the production costs of advertising in the year in which the advertising takes place. Total advertising expense in 1995, 1994, and 1993 was $873,000, $664,000, and $514,000, respectively.

    (11) ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

B.  BUSINESS ACQUISITION AND STRATEGIC ALLIANCE

    (1) BUSINESS ACQUISITION On June 30, 1994, the Company acquired 100% of the stock of Harowe Servo Controls, Inc. ("HSC"), a Delaware corporation and Harowe Servo Controls (St. Kitts) Limited ("HSC Limited"), a corporation organized under the laws of the Island of St. Christopher and Nevis, from Hawker Siddeley Holdings Inc., a Delaware corporation, at a cost of approximately $5,200,000. HSC and HSC Limited are engaged in the business of designing, manufacturing, and marketing precision motors, feedback devices, and related products for motion control applications.

          The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of acquisition. The resulting goodwill is being amortized on a straight-line basis over 25 years.

          The following table presents unaudited pro forma results of operations as if the acquisition had occurred on January 1, 1994 and 1993, respectively, after giving effect to certain adjustments, including amortization of goodwill, loss of interest income on tax-exempt municipal bonds sold to fund the purchase cost, adjusted depreciation on fair value of assets acquired, and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1993 or of results which may occur in the future. Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of the entities because precise estimates of such benefits cannot be quantified.

                  Thousands of Dollars, Except
                   per Share Data (unaudited)                    1994                    1993
            -------------------------------------             ---------               ---------
            Revenues                                           $ 69,631                $ 61,195

            Earnings Before Income Taxes                       $  5,641                $  3,681

            Net Earnings                                       $  3,517                $  2,335

            Net Earnings Per Share                             $   0.50                $    .33

    (2) STRATEGIC ALLIANCE On December 23, 1994, the Company entered into a strategic alliance with AEG Daimler-Benz Industrie of Frankfurt, Germany, which provided that on January 1, 1995, the Company would assume responsibility for the day-to-day management of Gettys Corporation, a manufacturer of high performance servo-motors and controls in Racine, Wisconsin. As part of the Management Agreement between the Company and Gettys Corporation, cash in the amount of $333,000 and marketable securities in the amount of $1,781,000 are held in an escrow account to be applied to the purchase price of the net assets of Gettys Corporation at the time the Company acquires those net assets pursuant to the exercise of the put or call option provisions of the Management Agreement. In conjunction with this strategic alliance, the Company moved the production of the industrial stepper motor line of the Rapidsyn Division into the Gettys facility during the first half of 1995. In anticipation of this move, the Company recorded a fourth quarter reserve in 1994 of $350,000 ($217,000 net of tax) relating to the estimated cost of the relocation of the production facility. This reserve consisted primarily of nonemployee related costs. Final relocation costs incurred in 1995 approximated $350,000.

C.  CASH EQUIVALENTS, MARKETABLE SECURITIES, AND INVESTMENTS

    (1) Cash equivalents consist of money market funds, commercial paper, and certificates of deposit with original maturities of three months or less. Marketable securities, consisting of municipal securities, are carried at market. Included in marketable securities is $1,781,000 of municipal bonds which is restricted as to use under the provisions of the Gettys Management Agreement. Investments primarily consist of marketable municipal bonds, which are carried at market. Included in Investments is $6,233,000 of funds obtained under industrial revenue bond financing. Use of these funds is restricted and can only be applied to the purchase of capital assets for the related expansion program.

          For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

          During 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This Statement requires that debt and equity securities not classified as either held-to-maturity or trading be classified as "available for sale" and reported at market value, with unrealized gains and losses reported as a separate component of shareholders' equity.

    (2) Additional information pertaining to the Consolidated Statement of Cash Flows is as follows:

            -------------------------------------------------------------------------------------------
                                                           1995             1994                1993
            -------------------------------------------------------------------------------------------
            Cash paid during the year for:

            Interest                                      $  225,000        $  184,000         $182,000
            Income taxes net of tax refunds               $2,513,000        $2,145,000         $890,000

D.  INVENTORIES

    The major classes of inventories are as follows:

      ---------------------------------------------------------------------
                                                   1995             1994
      ---------------------------------------------------------------------
       Finished goods                          $   995,000       $  802,000

       Work in process                           2,538,000        3,319,000

       Raw materials                             7,056,000        4,706,000
      ---------------------------------------------------------------------
                                               $10,589,000       $8,827,000

    Had the cost of all inventories at December 29, 1995 and December 30, 1994 been determined by the FIFO method, the amounts thereof would have been greater by $1,187,000 and $1,043,000, respectively.

E.  OTHER NONCURRENT LIABILITIES

    In 1995, other noncurrent liabilities consist of the noncurrent portion of bonus obligations under the Company's incentive plans, deferred compensation associated with the stock appreciation rights granted to the Chief Executive Officer on June 16, 1992, and options granted to certain members of the Board of Directors of the Company in lieu of certain directors' fees.

    In 1994, other noncurrent liabilities consisted of the noncurrent portion of bonuses under the Company's incentive plans.

F.  SHORT AND LONG-TERM OBLIGATIONS

    (1) SHORT-TERM OBLIGATIONS As of December 29, 1995 and December 30, 1994, the Company had $2,602,000 and $2,000,000, respectively outstanding on its line of credit. These amounts were outstanding for four and two business days, respectively. The Company had available unsecured, short-term lines of credit totalling $7,398,000 and $8,000,000 at the prime rate on December 29, 1995 and December 30, 1994, respectively. During 1994, the Company borrowed $4,000,000 on its unsecured short-term line of credit to fund the purchase of Harowe Servo Controls, Inc. which was acquired on June 30, 1994. This borrowing was repaid within six business days after the closing through the sale of certain municipal bonds.

    (2)   LONG-TERM OBLIGATIONS CONSIST OF THE FOLLOWING:

------------------------------------------------------------------------------
                                                    1995              1994
------------------------------------------------------------------------------
 Industrial revenue bonds                         $8,112,000        $1,649,000
 Supplemental benefit program                      1,144,000         1,189,000
------------------------------------------------------------------------------
                                                   9,256,000         2,838,000

 Less current obligations                            628,000           366,000
------------------------------------------------------------------------------
 Long-term obligations                            $8,628,000        $2,472,000

    During the fourth quarter of 1995, the Company obtained adjustable rate industrial revenue bond ("IRB") capital lease financing of $6,660,000 for asset purchases associated with its Air Technologies expansion program. The interest rate on these bonds, which approximates 60% of the prime rate, is adjustable every seven days in order for the Remarketing Agent to sell the bonds at par value. The bonds are subject to a mandatory sinking fund repayment schedule through 2015. Unexpended revenue bond proceeds of $6,233,000 were invested and held by a trustee at the end of 1995 and are included in Investments in the accompanying consolidated balance sheet. Such amount is restricted and can only be applied to the purchase of capital assets for the related expansion program, and such assets will be pledged as collateral for the bonds.

    Previously obtained adjustable rate IRB capital lease financing is collateralized by assets with a depreciated value of $1,501,000 at December 29, 1995. The bonds are subject to a mandatory sinking fund repayment schedule through 2008 and had an average interest rate of 4.1% in 1995. During 1994, the Company also repaid other IRB financing obtained in prior years.

    All of the IRB's are subject to various restrictive covenants, with respect to which the Company is in compliance.

    Under the supplemental benefit program, the Company provides retirement or death benefits to directors and certain officers meeting specified service requirements. Directors are entitled to an annual benefit of $10,000 per year for ten years. Generally, participating officers are provided an annual benefit equal to 20% of their current salary payable over fifteen years. In the case of several executives, these benefits will be partially or totally funded through split-dollar life insurance contracts. The estimated future benefits to be paid directly by the Company under this program are accrued over the participants' service lives by estimating the present value of such future benefits assuming a 9% rate of interest. The Company has also invested in company-owned life insurance contracts on the lives of the participants, the cash surrender values of which are recorded in Other Assets. It is actuarially assumed that over the term of this program all costs will be offset by benefits provided from the underlying contracts.

    Over the next five years, the Company will make long-term obligation payments of approximately $628,000 in 1996, $724,000 in 1997, $742,000 in
    1998,

    $768,000 in 1999, and $778,000 in 2000.

G.  OPERATING LEASES

    The Company leases certain office and manufacturing facilities and automotive and other equipment through operating leases. Certain of these provide for the payment of taxes, insurance and maintenance costs and most contain renewal options. Net future minimum lease commitments do not have a material impact on the consolidated financial statements. Total rental expense for 1995, 1994, and 1993, was $587,000, $568,000, and $436,000,
    respectively.

H.  EMPLOYEE BENEFITS

    Retirement Plans - In addition to the aforementioned supplemental benefit program, the Company has a defined benefit retirement plan covering all nonunion employees ("Salaried Plan") and makes contributions to union-sponsored plans. Harowe has a defined benefit retirement plan covering all hourly employees in its West Chester, Pennsylvania location ("HSC Hourly Plan"). The total expense for such plans, net of the recognition of net periodic pension income was $227,000, $44,000, and $230,000, in 1995, 1994, and 1993, respectively.

    The following summarizes the funded status of the Company's and Harowe's defined benefit retirement plans:

   -----------------------------------------------------------------------------------------------------
                                                        1995                           1994
   -----------------------------------------------------------------------------------------------------
                                                 HSC                           HSC
                                                HOURLY       SALARIED         HOURLY          SALARIED
                                                 PLAN          PLAN            PLAN             PLAN
   -----------------------------------------------------------------------------------------------------
      Actuarial present value of benefit
        obligations

           Vested Benefits                    $  712,000     $4,649,000      $  614,000       $4,182,000

           Nonvested benefits                     17,000         74,000          20,000           49,000
   -----------------------------------------------------------------------------------------------------
      Accumulated benefit obligations            729,000      4,723,000         634,000        4,231,000
   -----------------------------------------------------------------------------------------------------
      Projected benefit obligations              729,000      5,646,000         634,000        5,048,000

      Plan assets at fair value                  393,000      9,336,000         303,000        8,452,000
   -----------------------------------------------------------------------------------------------------
      Assets in excess of (less than)
         projected benefit obligation          (336,000)      3,690,000       (331,000)        3,404,000

      Unrecognized prior service cost               -            13,000            -              51,000

      Less:

           Accumulated unrecognized net           20,000           -               -                -
            loss

           Unrecognized net gain at
             transition being recognized
             over 15 years                             -        614,000           -              737,000

           Unrecognized net gain arising
             since transition                          -        973,000           -              737,000
   -----------------------------------------------------------------------------------------------------
      (Accrued) prepaid pension cost          $(316,000)     $2,116,000      $(331,000)       $1,981,000

    Net periodic pension income (cost) associated with the salaried plan and the HSC Hourly Plan for 1995 and 1994 included the following components:


    -------------------------------------------------------------------------------------------------
                                                         1995                        1994
    -------------------------------------------------------------------------------------------------
                                                   HSC                         HSC
                                                 HOURLY       SALARIED       HOURLY        SALARIED
                                                  PLAN          PLAN          PLAN           PLAN
    -------------------------------------------------------------------------------------------------
     Service costs - benefits earned
        during the period                       $(19,000)    $(347,000)      $(10,000)     $(274,000)

     Interest on projected benefit
        obligations                              (51,000)     (392,000)       (23,000)      (352,000)
     Actual return on assets                      24,000       754,000         11,000        246,000

     Amortization of transition
        assets and deferrals                          -        121,000                       660,000
    -------------------------------------------------------------------------------------------------
     Net periodic pension income (cost)         $(46,000)     $136,000       $(22,000)     $ 280,000

    An assumed discount rate of 7.75%, a rate increase in future compensation of 4.0%, and an expected long-term rate of return of 9.0% have been used in determining the actuarial present value of projected benefit obligations of the Salaried Plan for 1995 and 1994. The HSC Hourly Plan includes an assumed discount rate and expected long-term rate of return of 7.5% for 1995 and 1994.

I.  SHAREHOLDERS' EQUITY

    (1) PREFERRED STOCK - None of the Company's authorized 20,000 shares of preferred stock (par value $50 a share) have been issued.

    (2) STOCK OPTIONS - The Company has granted options to employees under four employee stock option plans and pursuant to the 1992 employment of the Company's Chief Executive Officer. Changes in outstanding options are as follows:

     ---------------------------------------------------------------------------------------------
                                                                  Granted and       Option Price
                                                                  Outstanding      Per Share ($)
     ---------------------------------------------------------------------------------------------
      December 31, 1993 Balance                                    774,014          5.11 - 10.90

      1994
           Granted                                                 157,500         6.875  - 7.75

           Exercised                                                (7,059)              5.11

           Expired or Cancelled                                    (41,277)        6.625 - 10.90
     ---------------------------------------------------------------------------------------------

      December 30, 1994 Balance                                    883,178         6.625 - 10.90

      1995

           Granted                                                 214,350          7.75 - 13.00

           Exercised                                               (79,430)        6.625 - 10.90

           Expired or Cancelled                                    (14,085)         6.75 -  9.00
     ---------------------------------------------------------------------------------------------
      December 29, 1995 Balance                                  1,004,013         6.625 - 13.00


    Options outstanding at December 29, 1995 were granted at the fair market value on the date of grant and expire at various dates from April, 1996 to December, 2005. In 1995, 125,920 options became exercisable, and, in 1994, 109,255 options became exercisable. At December 29, 1995, 470,970 of the outstanding options were exercisable and 519,150 shares of common stock were available for future grants under the 1993 and 1995 stock option plans. All options become exercisable over a five year period at the rate of 20% each year.

    On June 16, 1992, the Company's new Chief Executive Officer was granted options to acquire 200,000 shares of the Company's common stock, along with 50,000 stock appreciation rights ("SARs") which must be exercised in tandem with the exercise of the options at the rate of one SAR for each four stock options exercised. The options and SARs have a term of ten years, are exercisable at $7.75 per share or right, the fair market value at date of grant, and become exercisable over a five year period at the rate of 20% per year. Data relating to the CEO options are included in the table above. In 1995, the Company recorded compensation expenses in the amount of $148,000 in connection with the increase in value of these stock appreciation rights.

    Beginning on July 1,1995, the Company has granted stock options to each of five directors of the Company on the first day of each calendar quarter under the 1995 Directors Stock Option Plan. Under this plan, a director may elect to receive options in lieu of his cash annual retainer and meeting fees. The option exercise price is 30% of the fair market value of a share on the date of grant, and the cash fees foregone by the director are equivalent to 70% of the fair market value. Options become exercisable six months after date of grant and expire ten years from date of grant. Options outstanding on December 29, 1995 totaled 4,989 shares. None of the options were exercisable on that date and 45,011 shares were available for future grants of options under the plan.

J.  INVESTMENT INCOME

    Investment income consists of the following:

    -------------------------------------------------------------------------------------------------------
                                                             1995               1994              1993
    -------------------------------------------------------------------------------------------------------
     Gain on sale of investments                             $      -          $  2,000           $ 79,000

     Interest and dividend income                             257,000           367,000            397,000
    -------------------------------------------------------------------------------------------------------
                                                             $257,000          $369,000           $476,000

K.  INCOME TAXES

    The provision for income taxes includes the following:

-----------------------------------------------------------------------------------------------------
                                                      1995              1994               1993
-----------------------------------------------------------------------------------------------------
     Federal:

          Current                                     $2,114,000        $1,830,000           $936,000
          Deferred                                         4,000         (187,000)             14,000

     State:

          Current                                        368,000           280,000            145,000

          Deferred                                         4,000          (49,000)              3,000
-----------------------------------------------------------------------------------------------------
                                                      $2,490,000        $1,874,000         $1,098,000


Deferred tax liabilities (assets) at December 29, 1995 and December 30, 1994 are comprised of the following:


-------------------------------------------------------------------------------------------------------
                                                                         1995                  1994
-------------------------------------------------------------------------------------------------------
   Accelerated depreciation                                          $    662,000           $   619,000

   Pension                                                                844,000               792,000

   Other                                                                  311,000                25,000
-------------------------------------------------------------------------------------------------------
   Gross deferred tax liabilities                                       1,817,000             1,436,000
-------------------------------------------------------------------------------------------------------
   Deferred compensation                                                 (623,000)             (577,000)

   Various reserves                                                      (634,000)             (501,000)

   Other                                                                 (698,000)             (511,000)
-------------------------------------------------------------------------------------------------------
   Gross deferred tax assets                                           (1,955,000)           (1,589,000)
-------------------------------------------------------------------------------------------------------
   Deferred tax assets valuation allowance                                   -                     -
-------------------------------------------------------------------------------------------------------
                                                                     $   (138,000)          $  (153,000)

The provision for income tax differs from the federal statutory rate of 34% due to the following:

----------------------------------------------------------------------------------------------
                                                             1995          1994          1993
----------------------------------------------------------------------------------------------
Statutory rate                                              34.0%         34.0%         34.0%

State income taxes, less federal effect                      3.3           2.9           2.9

Nontaxable investment income                                (0.9)         (1.7)         (3.6)

Effect of undistributed earnings
   of foreign subsidiary                                    (2.2)            -             -

Other                                                        0.3           0.1           1.6
----------------------------------------------------------------------------------------------
Effective tax rate                                          34.5%         35.3%         34.9%

    The Company has not recorded deferred income taxes applicable to undistributed earnings of a foreign subsidiary that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $525,000 at December 29, 1995. If the earnings of such foreign subsidiary were not reinvested, a deferred tax liability of approximately $217,000 would have been required.

L.  LITIGATION

    In 1990, the U.S. Environmental Protection Agency (EPA) named the Company a potentially responsible party (PRP) with respect to hazardous substances disposed of at the Envirotek II Site (the Site) in Tonawanda, New York. The Company is a member of a steering committee which was formed to facilitate discussions with the EPA. The Company was named a de minimis participant with respect to the first phase of the clean-up action and was relieved of any potential liability for the first phase clean-up with the payment of a minor fee. The EPA has since advised the Company that its name had been removed from the PRP list. The State of New York has also indicated to the Envirotek II PRP Group its intention to pursue additional remedial measures at a site which surrounds the Site. It is not possible at this time to determine whether, and to what extent, the Company will incur additional liability as a result of any future government or private action.

M.  BUSINESS SEGMENT DATA

    The Company conducts operations in three major industrial classifications:
    Heat Transfer, Motion Technologies, and Electronic Components. The operations of the Heat Transfer segment include the production and sale of water and air-cooled heat transfer equipment to industrial customers. Operations of the Motion Technologies segment comprises production and sale of electro-magnetic clutches and brakes, high performance motors, step motors, controllers, and resolvers. Operations of the Electronic Components segment involve production and sale of inductors and coils.

    Total revenues by segment consist entirely of sales to unaffiliated customers. Operating profit is total revenue less operating expenses. Operating profit does not include the following items: general corporate income and expense, investment income, interest expense, other income and expense, or income taxes. Identifiable assets by segment consist of those assets that are, or will be, used in the segmental operations. Corporate assets are principally cash, cash equivalents, marketable securities, investments, and other assets.

    Export sales, principally to Europe, Canada, and Asia, were approximately 14% of consolidated sales for 1995. In 1994 and 1993, export sales were 17% of consolidated sales and were principally to Europe and Canada.

Information about the Company's operations in different industries, stated in thousands of dollars, are as follows:

------------------------------------------------------------------------------------------------
                                                        1995             1994             1993
------------------------------------------------------------------------------------------------
REVENUES

     Heat Transfer                                     $40,819          $33,276          $27,119

     Motion Technologies                                28,599           19,674           13,687

     Electronic Components                              12,985           11,946           10,052

     General Corporate                                     257              369              476
------------------------------------------------------------------------------------------------
 Consolidated                                          $82,660          $65,265          $51,334
------------------------------------------------------------------------------------------------
OPERATING PROFIT

     Heat Transfer                                     $ 5,542          $ 5,331          $ 4,182

     Motion Technologies                                 2,466              614              246

     Electronic Components                               2,058            1,790              863
------------------------------------------------------------------------------------------------
          Combined                                      10,066            7,735            5,291

     General Corporate expense, net                     (2,845)          (2,430)          (2,143)
------------------------------------------------------------------------------------------------
Earnings before income taxes                           $ 7,221          $ 5,305          $ 3,148
------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
     Heat Transfer                                     $23,673          $14,607          $11,342

     Motion Technologies                                15,179           12,370            5,489

     Electronic Components                               6,821            6,071            5,881

     General Corporate                                  12,118           12,296           15,369
------------------------------------------------------------------------------------------------
Total assets                                           $57,791          $45,344          $38,081
------------------------------------------------------------------------------------------------

DEPRECIATION
     Heat Transfer                                     $   877          $   735          $   616

     Motion Technologies                                   964              637              376

     Electronic Components                                 558              598              515

     General Corporate                                      61               62              133
------------------------------------------------------------------------------------------------
Total Depreciation                                     $ 2,460          $ 2,032          $ 1,640
------------------------------------------------------------------------------------------------

NET CAPITAL EXPENDITURES
     Heat Transfer                                     $ 1,789          $ 1,358          $   907

     Motion Technologies                                 2,218              188              491

     Electronic Components                                 449              259              107

     General Corporate                                      33               10              126
------------------------------------------------------------------------------------------------
Total net capital expenditures                         $ 4,489          $ 1,815          $ 1,631
------------------------------------------------------------------------------------------------

N.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                                            Fiscal
                                    First         Second        Third         Fourth         Year
-----------------------------------------------------------------------------------------------------
                                               (Thousands except per share information)
-----------------------------------------------------------------------------------------------------
1995

Revenues                             $19,289       $20,360        $20,850       $22,161       $82,660

Gross profit                           6,254         6,410          7,264         7,186        27,114

Net earnings                           1,042         1,122          1,200         1,367         4,731

Net earnings per share                  0.15          0.16           0.17          0.19          0.67

Cash dividends
declared per share                    0.0625        0.0650         0.0650        0.0650        0.2575

-----------------------------------------------------------------------------------------------------
1994

Revenues                             $14,294       $15,438        $18,145       $17,388       $65,265

Gross profit                           4,751         5,150          6,029         5,696        21,626

Net earnings                             680           841            934           976         3,431

Net earnings per share                  0.10          0.12           0.13          0.14          0.49

Cash dividends
declared per share                    0.0600        0.0625         0.0625        0.0625        0.2475




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          There were no changes in accountants or disagreements with Price Waterhouse on accounting or financial disclosure.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          The information required by this item concerning the directors and executive officers of the Company, appearing on pages 2 through 7 and page 11 of the Company's definitive Proxy Statement, which has been filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information required by this item concerning executive compensation appearing on pages 12 through 17 of the company's definitive Proxy Statement, which has been filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

 a) & b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The information required by this item, appearing on pages 8 and 9 of the Company's definitive Proxy Statement which has been filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

      c)  CHANGES IN CONTROL
          ------------------

          The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

      a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS
          ---------------------------------------

          None.

      b)  BUSINESS RELATIONSHIPS
          ----------------------

          None.

      c)  INDEBTEDNESS OF MANAGEMENT
          --------------------------

          None.

      d)  TRANSACTIONS WITH PROMOTERS
          ---------------------------

          None.

                                    PART IV
                                    -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
               ---------------------------------------------------------------


                                                                       PAGE IN
         a)    1.  FINANCIAL STATEMENTS                               FORM 10-K
                   --------------------                               ---------
                   Report of Independent Accountants                       16
                   Consolidated Balance Sheet                           17-18
                   Consolidated Statement of Earnings                      19
                   Consolidated Statement of Shareholders' Equity          20
                   Consolidated Statement of Cash Flows                    21
                   Notes to Consolidated Financial Statements           22-36

               2.  FINANCIAL STATEMENT SCHEDULES
                   -----------------------------

                   All schedules are omitted because they are inapplicable, immaterial, or not required under the instructions, or the information is included in the financial statements or notes thereto.

         b)    REPORTS ON FORM 8-K
               -------------------

               There were no reports on Form 8-K for the three months ended December 29, 1995.

         c)    EXHIBITS
               --------

                   Exhibit No.
                   -----------
                     2-A  Management Agreement dated December
                            23, 1994 among American Precision
                            Industries Inc., Gettys Corporation,
                            and Gettys Property Corporation,
                            including List of Exhibits, List of
                            Schedules, and Exhibit D - Asset
                            Purchase Agreement

                     3-A  Restated Certificate of Incorporation,
                            as amended on April 26, 1991                   e.

                     3-B  Restated By-Laws, as amended on
                            June 16, 1992                                  g.

c.    Exhibits (continued)
      Exhibit No.
      -----------
          10-A   Form of Agreement relating to the
                    Directors Supplemental Death Benefit
                    and Fee Continuation Plan, as amended
                    March 11, 1991                                 b.

          10-B   Form of Agreement relating to the
                    Executive Supplemental Death Benefit
                    and Retirement Plan, as amended on
                    March 11, 1991                                 b.

          10-C   Form of Indemnification Agreement with
                    directors dated February 25, 1991              c.

          10-D   Form of Indemnification Agreement with
                    officers dated February 25, 1991               b.

          10-E   Long-Term Incentive Stock Option Plan             c.

          10-F   1989 Stock Option Plan                            d.

          10-G   Amendment to the American Precision
                    Industries Inc. 1989 Stock Option Plan         j.

          10-H   Executive Employment Agreement dated
                    April 14, 1992 between Kurt Wiedenhaupt
                    and American Precision Industries Inc.         f.

          10-I   Stock Option and Tandem Stock Appreciation
                     Rights Agreement dated June 16, 1992
                     between Kurt Wiedenhaupt and American
                     Precision Industries Inc.                     f.

          10-J   Agreement dated April 24, 1992 between
                     Robert J. Fierle and American Precision
                     Industries Inc.                               f.

          10-K   Life Insurance Split-Dollar Agreement
                     dated August 26, 1992 between Kurt
                     Wiedenhaupt and American Precision
                     Industries Inc.                               h.

          10-L   Executive Supplemental Retirement Plan
                     dated July 1, 1992 between Kurt
                     Wiedenhaupt and American Precision
                     Industries Inc.                               h.

c.    Exhibits (continued)
      Exhibit No.
      -----------
          10-M   1993 Employees Stock Option Plan                   i.

          10-N   Amendment to the American Precision Industries
                   Inc. 1993 Employees Stock Option Plan            J.

          10-O   1995 Directors Stock Option Plan                   J.

          10-P   1995 Employees Stock Option Plan                   J.

          21     List of Subsidiaries                               *

          23     Consent of independent                         Page 43 of
                   accountants                                  Form 10-K

          27     Financial Data Schedule                            *

*    Documents filed herewith.

          a.     Incorporated by reference to Exhibits A and B in the definitive Proxy Statement dated March 22, 1991.

          b.     Incorporated by reference to Exhibits 10A-D in the Annual Report on Form 10-K for the fiscal year ended
                 December 28, 1990

          c.     Incorporated by reference to Exhibit 4.4 in the Registration Statement on Form S-8 (#2-85320), filed
                 July 22, 1983.

          d.     Incorporated by reference to Exhibit 4(a) in the Registration       Statement on Form S-8 (#33-31315)
                 filed September 28, 1989.

          e.     Incorporated by reference to Exhibits 3-B and 3-D in the Annual Report on Form 10-K for the fiscal year ended January 3, 1992.

          f.     Incorporated by reference to Exhibits 10(i) - (iii) in the Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1992.

          g.     Incorporated by reference to Exhibits B(i) - (ii) in the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1993.

          h.     Incorporated by reference to Exhibits 10(i) - (ii) in the Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1993.

          i.     Incorporated by reference to Exhibit A in the definitive Proxy Statement dated March 22, 1993.
          j.     Incorporated by reference to Exhibits A-C in the definitive Proxy Statement dated March 24, 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AMERICAN PRECISION INDUSTRIES INC.




March 27, 1996                By:  /s/ Kurt Wiedenhaupt
                                   -------------------------------------------
                                   Kurt Wiedenhaupt
                                                       President and Director





March 27, 1996                By:  /s/ John M. Murray
                                   -------------------------------------------
                                   John M. Murray
                                                       Vice President-Finance
                                                       and Treasurer





March 27, 1996                By:  /s/ Thomas M. Huebsch
                                   -------------------------------------------
                                   Thomas M. Huebsch
                                                       Corporate Controller

                                   SIGNATURES
                                   ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Robert J. Fierle                                                 February 27, 1996
------------------------------------------                           ------------------
Robert J. Fierle     Chairman of the Board                                    Date


/s/ John M. Albertine                                                February 27, 1996
------------------------------------------                           -----------------
John M. Albertine                 Director                                    Date



/s/ Bernard J. Kennedy                                               February 27, 1996
------------------------------------------                           -----------------
Bernard J. Kennedy                Director                                    Date



/s/ Douglas J. MacMaster                                             February 27, 1996
------------------------------------------                           -----------------
Douglas J. MacMaster              Director                                    Date


/s/ Klaus K. Oertel                                                  February 27, 1996
-------------------------------------------                          -----------------
Klaus K. Oertel                   Director                                    Date


/s/ William P. Panny                                                 February 27, 1996
------------------------------------------                           -----------------
William P. Panny                  Director                                    Date


/s/ Victor Rice                                                      February 27, 1996
------------------------------------------                           -----------------
Victor Rice                       Director                                    Date


/s/ Jerre L. Stead                                                   February 27, 1996
------------------------------------------                           -----------------
Jerre L. Stead                    Director                                    Date


/s/ Kurt Wiedenhaupt                                                 February 27, 1996
------------------------------------------                           -----------------
Kurt Wiedenhaupt                  Director                                    Date

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-85320, 33-31315, 33-61734, and 33-71839) of
American Precision Industries Inc. of our report dated February 12, 1996 appearing on page 16 of this Form 10-K.




PRICE WATERHOUSE LLP


Buffalo, New York
March 27, 1996

                                 EXHIBIT INDEX
                                 -------------

               21         List of Subsidiaries

               23         Page 43 of
                          Form 10-K

               27         FDS