Form 10-Q
period 1996-03-29
AMERICAN PRECISION INDUSTRIES INC
filed 1996-05-15
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 29, 1996
                                        --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                                  16-1284388
- --------------------------------                                    --------------------
(State or other jurisdiction of                                      (I.R.S. Employer
incorporation or organization)                                       Identification No.)



  2777 WALDEN AVENUE,  BUFFALO, NEW YORK                                     14225
- ----------------------------------------------                            ----------
     (Address of principal executives offices)                            (Zip Code)


                                   (716) 684-9700
               -----------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                      -----   -----

                      Number of shares of outstanding stock
                            on May 3, 1996 7,176,704

              This document contains pages 1 through 59 inclusive.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)

                                                        First Quarter Ended
                                                     -------------------------
                                                        1996          1995
                                                        March         March
                                                     -----------   -----------

Net Sales                                            $21,948,000   $19,222,000

Investment Income                                         74,000        67,000
                                                     -----------   -----------

Revenues                                              22,022,000    19,289,000
                                                     -----------   -----------

Costs and Expenses
     Cost of products sold                            14,568,000    12,968,000
     Selling and administrative                        4,859,000     4,307,000
     Research and product development                    314,000       303,000
     Interest and debt expense                           140,000        58,000
                                                     -----------   -----------

                                                      19,881,000    17,636,000
                                                     -----------   -----------

Earnings Before Income Taxes                           2,141,000     1,653,000
Federal and State Income Taxes                           742,000       611,000
                                                     -----------   -----------
Net Earnings                                         $ 1,399,000   $ 1,042,000
                                                     ===========   ===========
Net Earnings per Share                               $      0.20   $      0.15
                                                     ===========   ===========
Dividends Declared per Share                         $     0.650   $    0.0625
                                                     ===========   ===========
Average Shares Outstanding                             7,142,000     7,064,000
                                                     ===========   ===========

                                               AMERICAN PRECISION INDUSTRIES
                                                     AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
- --------------------------
      (Unaudited)

                                                                         1996          1995
                                                                         March       December
                                                                      -----------  ------------
Assets

Current Assets

     Cash and cash equivalents                                        $ 1,363,000   $ 2,486,000
     Accounts receivable less allowance for doubtful
          accounts of $283,000 and $264,000                            14,158,000    12,691,000
     Marketable securities                                              2,021,000     3,493,000
     Inventories                                                       12,115,000    10,589,000
     Prepaid expenses                                                     921,000       967,000
     Deferred income tax benefit                                        1,394,000     1,389,000
                                                                      -----------   -----------
                    Total Current Assets                               31,972,000    31,615,000
                                                                      -----------   -----------
Investments                                                             6,105,000     6,277,000

Other Assets
     Cost in excess of net assets acquired                              2,119,000     2,153,000
     Prepaid pension cost                                               2,140,000     2,140,000
     Net cash value of life insurance                                   2,226,000     2,222,000
     Other                                                              1,208,000     1,115,000
                                                                      -----------   -----------
                    Total Other Assets                                  7,693,000     7,630,000
                                                                      -----------   -----------

Property, Plant and Equipment
     Land                                                                 211,000       211,000
     Building and improvements                                          6,232,000     6,183,000
     Machinery, equipment and furniture                                22,492,000    22,265,000
     Construction in process                                            2,173,000     1,450,000
                                                                      -----------   -----------
                                                                       31,108,000    30,109,000

Less accumulated depreciation                                          18,345,000    17,840,000
                                                                      -----------   -----------
Net Property, Plant and Equipment                                      12,763,000    12,269,000
                                                                      ===========   ===========
                                                                      $58,533,000   $57,791,000
                                                                      ===========   ===========

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
- --------------------------
       (Unaudited)

                                                                      1996          1995
                                                                      March       December
                                                                  ------------  ------------
Liabilities and Shareholders' Equity

Current Liabilities
     Short-term borrowings                                        $   770,000   $ 2,602,000
     Accounts payable                                               6,759,000     5,136,000
     Accrued compensation and payroll taxes                         2,701,000     3,566,000
     Other accrued expenses                                           871,000       757,000
     Dividends payable                                                465,000       463,000
     Current portion of long-term obligations                         655,000       628,000
     Federal and state income taxes                                   662,000          --
                                                                  -----------   -----------
                    Total Current Liabilities                      12,883,000    13,152,000
                                                                  -----------   -----------

Deferred Income Taxes                                               1,251,000     1,251,000

Other Noncurrent Liabilities                                          378,000       413,000

Long-Term Obligations, less current portion                         8,476,000     8,628,000

Shareholders' Equity

     Common stock, par value
         $.66-2/3 per share:
         Authorized - 10,000,000 shares
         Issued - 7,529,689 and 7,502,000 shares                    5,020,000     5,001,000
     Additional paid-in capital                                     9,718,000     9,532,000
     Retained earnings                                             23,630,000    22,629,000
     Net unrealized gain on marketable securities
         and investments                                               15,000        23,000
                                                                  -----------   -----------
                                                                   38,383,000    37,185,000
Less cost of 374,262 treasury shares                                2,838,000     2,838,000
                                                                  -----------   -----------
                    Total Shareholders' Equity                     35,545,000    34,347,000
                                                                  -----------   -----------
                                                                  $58,533,000   $57,791,000
                                                                  ===========   ===========

                                               AMERICAN PRECISION INDUSTRIES
                                                     AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
- ------------------------------------
          (Unaudited)

                                                                                                            THREE MONTHS ENDED
                                                                                                        --------------------------
                                                                                                           1996           1995
                                                                                                           MARCH          MARCH
                                                                                                        -----------    -----------
Cash Flows from Operating Activities
     Net Income                                                                                         $ 1,399,000    $ 1,041,000

     Adjustments to reconcile net income to cash and
          and cash equivalents provided by operating activities:
               Depreciation and amortization                                                                781,000        675,000
               Gain on sale of investments and fixed assets                                                  10,000           --
               Increase in supplemental benefit program                                                      32,000         34,000
               Recognition of pension income under FASB #87                                                    --          (78,000)
               Stock compensation programs                                                                  298,000           --
               Change in various allowance accounts                                                           2,000        (16,000)
     (Increase) Decrease in:
               Accounts receivable                                                                       (1,486,000)      (757,000)
               Inventories                                                                               (1,459,000)       (55,000)
               Prepaid expenses                                                                              60,000        (90,000)
               Deferred income taxes                                                                        (25,000)          --
               Other assets, net                                                                           (130,000)      (119,000)
     Increase (Decrease) in:
               Accounts payable                                                                           1,669,000       (462,000)
               Accrued expenses                                                                            (751,000)      (143,000)
               Federal and state income taxes                                                               662,000        598,000
               Other noncurrent liabilities                                                                (333,000)       (96,000)
                                                                                                        -----------    -----------
                   Net cash provided by Operating Activities                                                729,000        532,000
                                                                                                        -----------    -----------

Cash Flows from Investing Activities
               Purchases of investments and marketable securities                                           (20,000)          --
               Additions to property, plant and equipment                                                (1,228,000)      (731,000)
               Proceeds from investments and sale of fixed assets                                         1,641,000      1,079,000
                                                                                                        -----------    -----------
                    Net cash provided by Investing Activities                                               393,000        348,000
                                                                                                        -----------    -----------
Cash Flows from Financing Activities
               Exercise of stock options                                                                    205,000          3,000
               Payment of long-term obligations,  including current maturities                             (155,000)       (92,000)
               Dividends paid                                                                              (463,000)      (441,000)
               Short-term borrowings                                                                     (1,832,000)    (1,700,000)
                                                                                                        -----------    -----------
                    Net cash (used) by Financing Activities                                              (2,245,000)    (2,230,000)
                                                                                                        -----------    -----------
Net Decrease in Cash and Cash Equivalents                                                                (1,123,000)    (1,350,000)
Cash and Cash Equivalents at Beginning of Year                                                            2,486,000      2,135,000
                                                                                                        -----------    -----------
Cash and Cash Equivalents at End of Period                                                              $ 1,363,000    $   785,000
                                                                                                        ===========    ===========


                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       First Quarter Ended March 29, 1996
                   ------------------------------------------

Note A         Consolidated Financial Statements
- ------         ---------------------------------

               The Consolidated Balance Sheet as of March 29, 1996, and the Consolidated Statement of Earnings, and the Consolidated Statement of Cash Flows for the periods ended March 29, 1996 and March 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow at March 29,1996 and for all periods presented have been made.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's December 29, 1995 Annual Report to Shareholders.

NOTE B         Cash, Cash Equivalents, and Marketable Securities
- ------         -------------------------------------------------

               Cash, cash equivalents, and marketable securities includes $2,175,000 of restricted funds held in an escrow account as part of the Management Agreement between the Company and Gettys Corporation. These funds will be applied to the purchase price of the net assets of Gettys Corporation at the time the Company acquires those net assets pursuant to the exercise of the put or call option provision of the Management Agreement.

Note C         Inventories
- ------         -----------

               It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note D         Long-Term Obligations
- ------         ---------------------

                                                  March 29, 1996
                                    ----------------------------------------
                                     Outstanding     Current      Long-Term
                                    ------------   ----------   ------------
Industrial Revenue
   Bonds                            $  7,999,000   $  475,000   $  7,524,000

Supplemental Benefit
   Program                             1,132,000      180,000        952,000
                                    ------------   ----------   ------------
                                    $  9,131,000   $  655,000   $  8,476,000
                                    ============   ==========   ============


Note E         Earnings Per Share
- ------         ------------------

               Earnings per share are based on the weighted average number of shares outstanding.

Note F         Subsequent Events
- ------         -----------------

               On April 1, 1996 and April 19, 1996, the Company completed the purchase of certain assets of Ketema, Inc. ("Ketema") and Gettys Corporation and Gettys Property Corporation ("Gettys"), respectively. These acquisitions were primarily financed through a $20,000,000 credit agreement between the Company and Marine Midland Bank. Both transactions will be accounted for under the purchase method of accounting.

               MANAGEMENT'S DISCUSSION AND ANALYSIS AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

REVENUES

Consolidated revenues in the first quarter of 1996 increased 14.2% as compared with the previous year. Sales within the Heat Transfer segment increased 16.5% and reflect the strength of the capital goods market evidenced by the 23.0% increase in orders booked as compared to the prior year. The increase of 19.3% in sales of the Motion Technologies segment is the result of higher sales of electromagnetic clutches and brakes to new and existing customers combined with an increase in market share of products offered by Harowe Servo Controls Inc. The Electronic Components segment sales decreased 2.0% and is due to a decrease in the selling price of its axial-leaded products partially offset by increased volume.

Bookings of customer orders in the first quarter of 1996 were $25,353,000, up 14% over bookings in the same period last year. The Company's consolidated backlog of firm orders at March 29, 1996 was $33,160,000, up 33% from $24,909,000 on March 31, 1995.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, expressed as a percentage of net sales, declined for the first quarter as compared to the same period in 1995. The dollar increase is due primarily to increases in sales commissions and provisions made under the Company's incentive program.

INTEREST AND DEBT EXPENSE

The increase in interest and debt expense is directly related to the industrial revenue bond financing obtained at the end of 1995 for the construction of the new Air Technologies facility.

NET EARNINGS

Net earnings increased 34.3% as compared to the prior year primarily due to increased sales combined with a small decline in costs and expenses as a percentage of net sales.

FINANCIAL POSITION

The Company's liquidity is primarily generated from operations. In addition, the Company has utilized its $10 million short-term line of credit form time to time in amounts not exceeding $2,000,000 at any time during the three months ended March 29, 1996. Comparative information on the Company's liquidity position follows ($000 omitted):

                                                               1996                    1995
                                                               March                   March
                                                        --------------------    --------------------
          Net working capital                                 $19,089                 $18,463
          Current ratio                                         2.5                     2.4
          Cash, cash equivalents
               and marketable securities *                    $ 1,209                 $ 5,230


                                                                For the three months ended
                                                        --------------------------------------------
                                                               1996                    1995
                                                               March                   March
                                                        --------------------    --------------------
          Cash flow from operations                           $   729                  $ 532
          Capital expenditures                                $ 1,228                  $ 731

*     Excluding funds held in escrow for the acquisition of certain assets of Gettys.



                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                     Expressed as a Percentage of Revenues
                ------------------------------------------------

                                                             First Quarter Ended
                                                       --------------------------------
                                                          1996                  1995
                                                          March                 March
                                                       -----------          -----------
Revenues                                                   100.0                 100.0
                                                       -----------          -----------

Costs and Expenses


    Cost of products sold                                   66.2                  67.2

    Selling and administrative                              22.1                  22.3

    Research and product development                         1.4                   1.6

    Interest and debt expense                                0.6                   0.3
                                                       -----------          -----------
                                                            90.3                  91.4
                                                       -----------          -----------
Earnings before Income Taxes                                 9.7                   8.6

Federal and State Income Taxes                               3.4                   3.2
                                                       -----------          -----------
Net Earnings                                                 6.3                   5.4
                                                       ===========          ===========
Federal and State Income Taxes
    as a percentage of Earnings
    Before Income Taxes                                     34.7                  37.0
                                                       ===========          ===========

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                2

                (i) Asset Purchase Agreement by and between Ketema, Inc. * and API Ketema Inc. dated as of April 1, 1996.

                (ii)    Asset Purchase Agreement among Gettys Corporation,    **
                        Gettys Property Corporation and American Precision Industries Inc., and API Acquisition Corp. dated as of April 15, 1996.

                (iii) Credit Agreement between American Precision Industries Inc. and Marine Midland Bank dated as of March 29, 1996.

          * Incorporated by reference to Exhibit 2 in the Form 8-K filed April 15, 1996.

          ** Incorporated by reference to Exhibit 2 in the Form 8-K filed May 3, 1996.

          (b)   Reports on Form 8-K

                There were no reports on Form 8-K for the three months ended March 29, 1996. However, a Form 8-K reporting the acquisition of certain assets of Gettys Corporation and Gettys Property Corporation by the Company was filed on May 3, 1996 and another Form 8-K reporting the acquisition of certain assets of Ketema, Inc. by the Company was filed on April 15, 1996.

                         AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




AMERICAN PRECISION INDUSTRIES INC.





       /s/     John M. Murray
       -------------------------------
       John M. Murray
       Vice President Finance and Treasurer




       /s/     Thomas M. Huebsch
       -------------------------------
       Thomas M. Huebsch
       Chief Accounting Officer



       May 15, 1996

                                 EXHIBIT INDEX
                                 -------------

2 (iii) Credit Agreement between American Precision Industries Inc. and Marine Midland Bank dated March 29, 1996.


27         Financial Data Schedule