Form 10-Q/A
period 1996-03-29
AMERICAN PRECISION INDUSTRIES INC
filed 1996-06-11
CIK 5657

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDED REPORT


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 29, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              16-1284388
          --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



2777 WALDEN AVENUE,  BUFFALO, NEW YORK                              14225
- --------------------------------------                            ---------
(Address of principal executives offices)                         (Zip Code)


                                 (716) 684-9700
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No    .
                                       ---      ---

                      Number of shares of outstanding stock
                          on May 3, 1996    7,176,704

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)


                                                                                        First Quarter Ended
                                                                       --------------------------------------------------
                                                                               1996                         1995
                                                                              March                        March
                                                                       ---------------------        ---------------------
Net Sales                                                                    $   21,948,000               $   19,222,000

Investment Income                                                                    74,000                       67,000
                                                                       ---------------------        ---------------------

Revenues                                                                         22,022,000                   19,289,000
                                                                       ---------------------        ---------------------

Costs and Expenses
     Cost of products sold                                                       14,568,000                   12,968,000
     Selling and administrative                                                   4,859,000                    4,307,000
     Research and product development                                               314,000                      303,000
     Interest and debt expense                                                      140,000                       58,000
                                                                       ---------------------        ---------------------

                                                                                 19,881,000                   17,636,000
                                                                       ---------------------        ---------------------

Earnings Before Income Taxes                                                      2,141,000                    1,653,000

Federal and State Income Taxes                                                      742,000                      611,000
                                                                       ---------------------        ---------------------
Net Earnings                                                                 $    1,399,000               $    1,042,000
                                                                       =====================        =====================
Net Earnings per Share                                                                $0.20                        $0.15
                                                                                                    =====================
                                                                       =====================
Dividends Declared per Share                                                        $0.0650                      $0.0625
                                                                                                    =====================
                                                                       =====================
Average Shares Outstanding                                                        7,142,000                    7,064,000
                                                                       =====================        =====================

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
- --------------------------
      (Unaudited)


                                                                                        1996                          1995
                                                                                       March                        December
                                                                                ---------------------        --------------------
Assets
Current Assets
     Cash and cash equivalents                                                       $     1,363,000             $     2,486,000
     Accounts receivable less allowance for doubtful
          accounts of $283,000 and $264,000                                               14,158,000                  12,691,000
     Marketable securities                                                                 2,021,000                   3,493,000
     Inventories                                                                          12,115,000                  10,589,000
     Prepaid expenses                                                                        921,000                     967,000
     Deferred income tax benefit                                                           1,394,000                   1,389,000
                                                                                ---------------------        --------------------
                    Total Current Assets                                                  31,972,000                  31,615,000
                                                                                ---------------------        --------------------
Investments                                                                                6,105,000                   6,277,000

Other Assets
     Cost in excess of net assets acquired                                                 2,119,000                   2,153,000
     Prepaid pension cost                                                                  2,140,000                   2,140,000
     Net cash value of life insurance                                                      2,226,000                   2,222,000
     Other                                                                                 1,208,000                   1,115,000
                                                                                ---------------------        --------------------
                    Total Other Assets                                                     7,693,000                   7,630,000
                                                                                ---------------------        --------------------
Property, Plant and Equipment
     Land                                                                                    211,000                     211,000
     Building and improvements                                                             6,232,000                   6,183,000
     Machinery, equipment and furniture                                                   22,492,000                  22,265,000
     Construction in process                                                               2,173,000                   1,450,000
                                                                                ---------------------        --------------------
                                                                                          31,108,000                  30,109,000
Less accumulated depreciation                                                             18,345,000                  17,840,000
                                                                                ---------------------        --------------------
Net Property, Plant and Equipment                                                         12,763,000                  12,269,000
                                                                                ---------------------        --------------------
                                                                                     $    58,533,000             $    57,791,000
                                                                                =====================        ====================

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
- --------------------------
      (Unaudited)



                                                                                        1996                          1995
                                                                                       March                        December
                                                                                ---------------------        -------------------
Liabilities and Shareholders' Equity
Current Liabilities
     Short-term borrowings                                                          $        770,000             $     2,602,000
     Accounts payable                                                                      6,759,000                   5,136,000
     Accrued compensation and payroll taxes                                                2,701,000                   3,566,000
     Other accrued expenses                                                                  871,000                     757,000
     Dividends payable                                                                       465,000                     463,000
     Current portion of long-term obligations                                                655,000                     628,000
     Federal and state income taxes                                                          662,000                     --
                                                                                ---------------------        --------------------
                    Total Current Liabilities                                             12,883,000                  13,152,000
                                                                                ---------------------        --------------------
Deferred Income Taxes                                                                      1,251,000                   1,251,000

Other Noncurrent Liabilities                                                                 378,000                     413,000

Long-Term Obligations, less current portion                                                8,476,000                   8,628,000

Shareholders' Equity

     Common stock, par value
         $.66-2/3 per share:
         Authorized - 10,000,000 shares
         Issued - 7,529,689 and 7,502,000 shares                                           5,020,000                   5,001,000
     Additional paid-in capital                                                            9,718,000                   9,532,000
     Retained earnings                                                                    23,630,000                  22,629,000
     Net unrealized gain on marketable securities
         and investments                                                                      15,000                      23,000
                                                                                ---------------------        --------------------

                                                                                          38,383,000                  37,185,000
Less cost of 374,262 treasury shares                                                       2,838,000                   2,838,000
                                                                                ---------------------        --------------------
                    Total Shareholders' Equity                                            35,545,000                  34,347,000
                                                                                ---------------------        --------------------
                                                                                    $     58,533,000             $    57,791,000
                                                                                =====================        ====================

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
- ------------------------------------
          (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                              ---------------------------------------------
                                                                                     1996                     1995
                                                                                     MARCH                    MARCH
                                                                              --------------------     --------------------
Cash Flows from Operating Activities
     Net Income                                                                   $     1,399,000             $  1,041,000
     Adjustments to reconcile net income to cash and
          and cash equivalents provided by operating activities:
               Depreciation and amortization                                              781,000                  675,000
               Gain on sale of investments and fixed assets                                10,000                  --
               Increase in supplemental benefit program                                    32,000                   34,000
               Recognition of pension income under FASB #87                                --                      (78,000)
               Stock compensation programs                                                298,000                  --
               Change in various allowance accounts                                         2,000                  (16,000)
     (Increase) Decrease in:
               Accounts receivable                                                     (1,486,000)                (757,000)
               Inventories                                                             (1,459,000)                 (55,000)
               Prepaid expenses                                                            60,000                  (90,000)
               Deferred income taxes                                                      (25,000)                  --
               Other assets, net                                                         (130,000)                (119,000)
     Increase (Decrease) in:
               Accounts payable                                                         1,669,000                 (462,000)
               Accrued expenses                                                          (751,000)                (143,000)
               Federal and state income taxes                                             662,000                  598,000
               Other noncurrent liabilities                                              (333,000)                 (96,000)
                                                                              --------------------     --------------------
                   Net cash provided by Operating Activities                              729,000                  532,000
                                                                              --------------------     --------------------

Cash Flows from Investing Activities
               Purchases of investments and marketable securities                         (20,000)                 --
               Additions to property, plant and equipment                              (1,228,000)                (731,000)
               Proceeds from investments and sale of fixed assets                       1,641,000                1,079,000
                                                                              --------------------     --------------------
                    Net cash provided by Investing Activities                             393,000                  348,000
                                                                              --------------------     --------------------
Cash Flows from Financing Activities
               Exercise of stock options                                                  205,000                    3,000
               Payment of long-term obligations, including current maturities            (155,000)                 (92,000)
               Dividends paid                                                            (463,000)                (441,000)
               Short-term borrowings                                                   (1,832,000)              (1,700,000)
                                                                              --------------------     --------------------
                    Net cash (used) by Financing Activities                            (2,245,000)              (2,230,000)
                                                                              --------------------     --------------------
Net Decrease in Cash and Cash Equivalents                                              (1,123,000)              (1,350,000)
Cash and Cash Equivalents at Beginning of Year                                          2,486,000                2,135,000
                                                                              --------------------     --------------------

Cash and Cash Equivalents at End of Period                                        $     1,363,000          $       785,000
                                                                              ====================     ====================

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       First Quarter Ended March 29, 1996
                       ----------------------------------


Note A         Consolidated Financial Statements
- ------         ---------------------------------

               The Consolidated Balance Sheet as of March 29, 1996, and the Consolidated Statement of Earnings, and the Consolidated Statement of Cash Flows for the periods ended March 29, 1996 and March 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow at March 29, 1996 and for all periods presented have been made.

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


Note C         Inventories
- ------         -----------

               It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note D         Long-Term Obligations
- ------         ---------------------


                                       March 29, 1996
                            ------------------------------------
                            Outstanding    Current     Long-Term
                            -----------    -------     ---------
     Industrial Revenue
        Bonds               $7,999,000   $  475,000   $7,524,000

     Supplemental Benefit
        Program              1,132,000      180,000      952,000
                            ----------   ----------   ----------
                            $9,131,000   $  655,000   $8,476,000
                            ==========   ==========   ==========


Note E         Earnings Per Share
- ------         ------------------

               Earnings per share are based on the weighted average number of shares outstanding.


Note F         Subsequent Events
- ------         -----------------

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




AMERICAN PRECISION INDUSTRIES INC.






       /s/ John M. Murray
       -------------------------------------------
       John M. Murray
       Vice President Finance and Treasurer





       /s/ Thomas M. Huebsch
       -------------------------------------------
       Thomas M. Huebsch
       Chief Accounting Officer




June 7, 1996