Form 10-Q
period 1996-06-28
AMERICAN PRECISION INDUSTRIES INC
filed 1996-08-14
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 28, 1996
                                        -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        16-1284388
- -------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

2777 WALDEN AVENUE, BUFFALO, NEW YORK                                 14225
- -----------------------------------------                            ---------
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
                                       ---     ---


                      Number of shares of outstanding stock
                       on August 1, 1996         7,205,856

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)

                                                         SECOND QUARTER ENDED                       SIX MONTHS ENDED
                                                 ------------------------------------    -------------------------------------
                                                       1996                1995                 1996               1995
                                                       JUNE                JUNE                 JUNE               JUNE
                                                 -----------------  -----------------    -----------------  ------------------

NET SALES                                        $     31,432,000   $     20,294,000     $     53,379,000   $      39,516,000
INVESTMENT INCOME                                         110,000             66,000              184,000             133,000
                                                 -----------------  -----------------    -----------------  ------------------

REVENUES                                               31,542,000         20,360,000           53,563,000          39,649,000
                                                 -----------------  -----------------    -----------------  ------------------

COSTS AND EXPENSES
     Cost of products sold                             21,330,000         13,884,000           35,990,000          26,852,000
     Selling and administrative                         6,883,000          4,453,000           11,632,000           8,760,000
     Research and product development                     449,000            269,000              781,000             572,000
     Interest and debt expense                            382,000             59,000              522,000             117,000
                                                 -----------------  -----------------    -----------------  ------------------
                                                       29,044,000         18,665,000           48,925,000          36,301,000
                                                 -----------------  -----------------    -----------------  ------------------


EARNINGS BEFORE INCOME TAXES                            2,498,000          1,695,000            4,638,000           3,348,000

FEDERAL AND STATE INCOME TAXES                            924,000            573,000            1,666,000           1,184,000
                                                 -----------------  -----------------    -----------------  ------------------

NET EARNINGS                                     $      1,574,000   $      1,122,000     $      2,972,000   $       2,164,000
                                                 =================  =================    =================  ==================

NET EARNINGS PER SHARE                                      $0.22              $0.16                $0.42               $0.31
                                                 =================  =================    =================  ==================

DIVIDENDS DECLARED PER SHARE                              $0.0650            $0.0650               $0.130             $0.1275
                                                 =================  =================    =================  ==================

AVERAGE SHARES OUTSTANDING                              7,179,000          7,069,000            7,161,000           7,066,000
                                                 =================  =================    =================  ==================

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
- --------------------------
      (Unaudited)

                                                                                    1996                             1995
                                                                                    JUNE                           DECEMBER
                                                                         -----------------------          -----------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $              817,000           $            2,486,000
  Accounts receivable less allowance for                                             18,821,000                       12,691,000
   doubtful accounts of $452,000 and $264,000

  Marketable securities                                                                 250,000                        3,493,000
  Inventories                                                                        17,283,000                       10,589,000
  Prepaid expenses                                                                    1,244,000                          967,000
  Deferred income tax benefit                                                         1,403,000                        1,389,000
  Prepaid income taxes                                                                  517,000                               --
                                                                         -----------------------          -----------------------
          TOTAL CURRENT ASSETS                                                       40,335,000                       31,615,000
                                                                         -----------------------          -----------------------

INVESTMENTS                                                                           5,738,000                        6,277,000

OTHER ASSETS
  Cost in excess of net assets acquired                                               4,485,000                        2,153,000
  Prepaid pension cost                                                                2,140,000                        2,140,000
  Net cash value of life insurance                                                    2,516,000                        2,222,000
  Other                                                                                 725,000                        1,115,000

                                                                         -----------------------          -----------------------
                                                                                      9,866,000                        7,630,000
                                                                         -----------------------          -----------------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                  665,000                          211,000
  Buildings and improvements                                                         10,237,000                        6,183,000
  Machinery, equipment and furniture                                                 29,764,000                       22,265,000
  Construction in process                                                             2,347,000                        1,450,000

                                                                         -----------------------          -----------------------
                                                                                     43,013,000                       30,109,000
  Less accumulated depreciation                                                      19,317,000                       17,840,000
                                                                         -----------------------          -----------------------

          NET PROPERTY, PLANT AND EQUIPMENT                                          23,696,000                       12,269,000
                                                                         -----------------------          -----------------------


                                                                         $           79,635,000           $           57,791,000
                                                                         =======================          =======================

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
- --------------------------
      (Unaudited)

                                                                                    1996                             1995
                                                                                    JUNE                           DECEMBER
                                                                         -----------------------          -----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                  $              675,000           $            2,602,000
  Accounts payable                                                                    8,857,000                        5,136,000
  Accrued compensation and payroll taxes                                              4,447,000                        3,566,000
  Other accrued expenses                                                              2,374,000                          757,000
  Dividends payable                                                                     468,000                          463,000
  Current portion of long-term obligations                                              679,000                          628,000


                                                                         -----------------------          -----------------------
          TOTAL CURRENT LIABILITIES                                                  17,500,000                       13,152,000
                                                                         -----------------------          -----------------------


DEFERRED INCOME TAXES                                                                 1,251,000                        1,251,000

OTHER NONCURRENT LIABILITIES                                                            340,000                          413,000

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                                          23,528,000                        8,628,000



SHAREHOLDERS' EQUITY
  Common stock, par value $.66 2/3 a share:
     Authorized - 10,000,000 shares
     Issued -  7,575,664 and 7,502,000 shares                                         5,050,000                        5,001,000
  Additional paid-in capital                                                         10,069,000                        9,532,000
  Retained earnings                                                                  24,735,000                       22,629,000
  Net unrealized gain on marketable securities
      and investments                                                                        --                           23,000
                                                                         -----------------------          -----------------------
                                                                                     39,854,000                       37,185,000
  Less cost of 374,262 treasury shares                                                2,838,000                        2,838,000
                                                                         -----------------------          -----------------------

          TOTAL SHAREHOLDERS' EQUITY                                                 37,016,000                       34,347,000
                                                                         -----------------------          -----------------------

                                                                         $           79,635,000           $           57,791,000
                                                                         =======================          =======================

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
- ------------------------------------
            (Unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                   ---------------------------------------------
                                                                                          1996                     1995
                                                                                          JUNE                     JUNE
                                                                                   --------------------     --------------------
Cash Flows from Operating Activities
     Net Income                                                                       $      2,972,000             $  2,164,000
     Adjustments to reconcile net income to cash
          and cash equivalents provided by operating activities:
               Depreciation and amortization                                                 1,779,000                1,362,000
               Gain on sale of investments and fixed assets                                    (16,000)                  (4,000)
               Increase in supplemental benefit program                                         49,000                   67,000
               Recognition of pension income under FASB #87                                         --                 (155,000)
               Stock compensation programs                                                     322,000                       --
               Change in various allowance accounts                                            201,000                  (59,000)
               Treasury stock issued as bonus                                                       --                   24,000
     (Increase) Decrease in:
               Accounts receivable                                                          (1,345,000)              (1,529,000)
               Inventories                                                                  (2,675,000)                (235,000)
               Prepaid expenses                                                               (127,000)                  (8,000)
               Prepaid income taxes                                                           (590,000)                      --
               Net cash value of life insurance                                               (294,000)                (351,000)
               Other assets, net                                                               202,000                 (303,000)
     Increase (Decrease) in:
               Accounts payable                                                              1,959,000                  (94,000)
               Accrued expenses                                                                 34,000                 (192,000)
               Federal and state income taxes                                                       --                   21,000
               Other noncurrent liabilities                                                   (396,000)                 (96,000)
                                                                                   --------------------     --------------------
                   Net cash provided by Operating Activities                                 2,075,000                  612,000
                                                                                   --------------------     --------------------
Cash Flows from Investing Activities
               Purchases of investments and marketable securities                              (60,000)                      --
               Investment in Ketema and Gettys, net of cash acquired                       (17,292,000)
               Additions to property, plant and equipment                                   (2,872,000)              (2,087,000)
               Proceeds from investments and sale of fixed assets                            3,846,000                1,420,000
                                                                                   --------------------     --------------------
                    Net cash (used) by Investing Activities                                (16,378,000)                (667,000)
                                                                                   --------------------     --------------------
Cash Flows from Financing Activities
               Exercise of stock options                                                       586,000                   22,000
               Payment of long-term obligations, including current maturities                 (313,000)                (183,000)
               Dividends paid                                                                 (928,000)                (883,000)
               Increase in long-term borrowings                                              15,216,000                      --
               Repayment of short-term borrowings                                           (1,927,000)                (815,000)
                                                                                   --------------------     --------------------
                    Net cash provided (used) by Financing Activities                        12,634,000               (1,859,000)
                                                                                   --------------------     --------------------
Net Decrease in Cash and Cash Equivalents                                                   (1,669,000)              (1,914,000)
Cash and Cash Equivalents at Beginning of Year                                               2,486,000                2,136,000
                                                                                   ====================     ====================
Cash and Cash Equivalents at End of Period                                           $         817,000          $       222,000
                                                                                   ====================     ====================

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Second Quarter Ended June 28, 1996
                   ------------------------------------------

Note A         Consolidated Financial Statements
- ------         ---------------------------------

               The Consolidated Balance Sheet as of June 28, 1996, and the Consolidated Statement of Earnings, and the Consolidated Statement of Cash Flows for the periods ended June 28, 1996 and June 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow at June 28, 1996 and for all periods presented have been made. The Consolidated Balance Sheet as of June 28, 1996 includes the assets, liabilities, and resulting goodwill of API Ketema Inc. ("Ketema") and API Gettys Inc. ("Gettys") acquired as of April 1, 1996 and April 29, 1996, respectively. The Consolidated Statement of Earnings and Cash Flows for the period ended June 28, 1996 also includes the results of Ketema and Gettys since the dates of acquisition.

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

NOTE B         Inventories
- ------         -----------

               It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note C         Long-Term Obligations
- ------         ---------------------


                                                                            June 28, 1996
                                                       ---------------------------------------------------------
                                                        Outstanding           Current               Long-Term
                                                       -------------      ----------------      ----------------
=S>
                Industrial Revenue                     $   7,886,000      $        500,000      $      7,386,000
                   Bonds

                Supplemental Benefit                       1,121,000               179,000               942,000
                   Program

                Revolving Credit Debt                     15,200,000               --                 15,200,000
                                                       -------------      ----------------      ----------------
                                                       $  24,207,000      $        679,000      $     23,528,000
                                                       =============      ================      ================



Note D         Earnings Per Share
- ------         ------------------

               Earnings per share are based on the weighted average number of shares outstanding.

                MANAGEMENT'S DISCUSSION AND ANALYSIS AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

REVENUES

Consolidated revenues for the second quarter and six months of 1996 increased 54.9% and 35.1%, respectively, as compared to the same periods of the preceding year. Sales within the Heat Transfer segment increased 68.3% and 43.7%, respectively, over the comparable quarter and six months of 1995. The Company attributes this increase to higher sales volume of extended surface heat transfer equipment as well as a general increase in sales of other products to new and existing customers. The Motion Technologies segment sales increased 61.9% and 40.6%, respectively, over the comparable quarter and six months of 1995. This increase is due to a combination of increased sales of electromagnetic clutches and brakes to new and existing customers, continued increase in market share of products offered by Harowe Servo Controls Inc., partially offset by a decline in sales in the power supply, drives, and controller product line. The second quarter's results for both the Heat Transfer and Motion Technologies segments were also favorably impacted by sales and earnings from Ketema and Gettys which were acquired by the Company as of April 1, 1996 and April 29, 1996, respectively. Sales within the Electronic Components segment for the second quarter of 1996 increased 2.4% over the second quarter of 1995, while sales for the six months remained relatively consistent over the comparable period in 1995. This increase is due to sales of surface mounted products to new customers offset by a decrease in the selling price of axial-leaded products.

Bookings of customer orders in the second quarter and first half of 1996 were $30.5 million and $55.9 million, respectively, up 26.5% and 20.5% over bookings in the same periods last year. The Company's consolidated backlog of firm orders at June 28, 1996 was $39.0 million, up 36.5% from $28.6 million on June 30, 1995. The backlog at June 28, 1996 includes $8.9 million for Ketema and Gettys.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, expressed as a percentage of net sales, declined slightly for the second quarter and six months of 1996 as compared with the comparable periods in 1995. The dollar increase is due primarily to increases in sales commissions and provisions made under the Company's incentive compensation program.

INTEREST AND DEBT EXPENSE

The increase in interest and debt expense is due to the combination of the industrial revenue bond financing obtained at the end of 1995 for the construction of the new Air Technologies facility as well as debt incurred for the acquisition of Ketema and Gettys.

RESEARCH AND PRODUCT DEVELOPMENT

The increase in research and product development in the second quarter and first half of 1996 of 66.9% and 36.5%, respectively, reflects the additional activity of Gettys acquired as of April 29, 1996, as well as the Company's commitment to the continued improvement of existing products and the design of new products.

NET EARNINGS

Net earnings increased 40.3% in the second quarter of 1996 and 37.3% in the first half as compared to similar periods in 1995, which is primarily due to the increased level of sales discussed above, offset by higher interest and debt expense.

FINANCIAL POSITION

On March 29, 1996, the Company concluded a Credit Agreement with Marine Midland Bank which provides a Revolving Credit facility of $20,000,000. The Revolving Credit matures on March 29, 1999, at which time the Company may convert the amount outstanding under the Revolving Credit to a term loan payable over a four year term. The interest rate on the Revolving Credit as of June 28, 1996, under the LIBOR Rate Option in the Credit Agreement, was 6.12%.

On April 1, 1996, the Company borrowed $12,700,000 under the Credit Agreement in connection with the Ketema acquisition and borrowed an additional $4,000,000 on April 19, 1996 relating to the Gettys acquisition.

Relative to the Ketema acquisition, the Company concluded a $6,000,000 15-year bond financing with the Grand Prairie Industrial Development Authority on August 7, 1996. Substantially all the proceeds from this financing will be applied to reduce the outstanding debt under the Revolving Credit prior to September 1, 1996 at which time the Revolving Credit facility will be reduced from $20,000,000 to $16,000,000.

Concurrent with the closing of the aforementioned Credit Agreement, the Company reduced its short-term line of credit with Marine Midland Bank from $10 million to $5 million. The Company has utilized this short-term line of credit from time to time in amounts not exceeding $2,000,000 at any time during the six months ended June 28, 1996.

Comparative information on the Company's liquidity position follows ($000 omitted):

                                                                        1996                    1995
                                                                        June                    June
                                                                 --------------------    --------------------
                   Net working capital                                 $22,835                $ 14,959
                   Current ratio                                           2.3                     2.5
                   Cash, cash equivalents
                        and marketable securities                      $ 1,067                $  2,556*


                                                                            For the six months ended
                                                                 --------------------------------------------
                                                                        1996                    1995
                                                                        June                    June
                                                                 --------------------    --------------------
                   Cash flow from operations                           $ 2,075                $   612
                   Capital expenditures                                $ 2,872                $ 2,087


* Including funds held in escrow for the acquisition of certain assets of Gettys.

Investments reflected in the Company's balance sheet at June 28, 1996 and December 29, 1995 represent the proceeds of a bond financing concluded on December 22, 1995 for the construction of the new Airtech Division facility.

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                      Expressed as a Percentage of Revenues
                ------------------------------------------------

                                      Second Quarter Ended
                                      --------------------
                                         1996    1995
                                         June    June
                                         -----   -----
Revenues                                 100.0   100.0
                                         -----   -----
Costs and Expenses


    Cost of products sold                 67.6    68.2
    Selling and administrative            21.8    21.9
    Research and product development       1.4     1.3
    Interest and debt expense              1.2     0.3
                                         -----   -----
                                          92.0    91.7
                                         -----   -----
Earnings before Income Taxes               8.0     8.3
Federal and State Income Taxes             2.9     2.8
                                         -----   -----
Net Earnings                               5.1     5.5
                                         =====   =====
Federal and State Income Taxes
    as a percentage of Earnings
    Before Income Taxes                   37.0    33.8
                                         =====   =====

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     27 - Financial Data Schedule

               (b)   Reports on Form 8-K

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

      AMERICAN PRECISION INDUSTRIES INC.

       /s/     John M. Murray
       ------------------------------------
       John M. Murray
       Vice President Finance and Treasurer

       /s/     Thomas M. Huebsch
       ------------------------------------
       Thomas M. Huebsch
       Chief Accounting Officer

       August 13, 1996

                                  EXHIBIT INDEX
                                  -------------

27         Financial Data Schedule