Form 10-Q
period 1996-09-27
AMERICAN PRECISION INDUSTRIES INC
filed 1996-11-14
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 27,1996
                                        -----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           16-1284388
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



2777 WALDEN AVENUE,  BUFFALO, NEW YORK                        14225
--------------------------------------                      ---------
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
                                       ---    ---

                      Number of shares of outstanding stock
                        on November 7, 1996      7,223,088

                 This document contains pages 1 - 81 inclusive.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)


                                                         THIRD QUARTER ENDED                       NINE MONTHS ENDED
                                                 ------------------------------------    -------------------------------------

                                                       1996                1995                 1996               1995
                                                     SEPTEMBER          SEPTEMBER            SEPTEMBER           SEPTEMBER
                                                 -----------------  -----------------    -----------------  ------------------
NET SALES                                        $     31,599,000   $     20,800,000     $     84,978,000   $      60,316,000
INVESTMENT INCOME                                          59,000             50,000              243,000             183,000
                                                 -----------------  -----------------    -----------------  ------------------

REVENUES                                               31,658,000         20,850,000           85,221,000          60,499,000
                                                 -----------------  -----------------    -----------------  ------------------

COSTS AND EXPENSES
     Cost of products sold                             20,986,000         13,536,000           56,976,000          40,388,000
     Selling and administrative                         7,215,000          5,075,000           18,847,000          13,835,000
     Research and product development                     479,000            266,000            1,260,000             838,000
     Interest and debt expense                            379,000             54,000              901,000             171,000
                                                 -----------------  -----------------    -----------------  ------------------

                                                       29,059,000         18,931,000           77,984,000          55,232,000
                                                 -----------------  -----------------    -----------------  ------------------


EARNINGS BEFORE INCOME TAXES                            2,599,000          1,919,000            7,237,000           5,267,000

FEDERAL AND STATE INCOME TAXES                            863,000            719,000            2,529,000           1,903,000
                                                 -----------------  -----------------    -----------------  ------------------

NET EARNINGS                                     $      1,736,000   $      1,200,000     $      4,708,000   $       3,364,000
                                                 =================  =================    =================  ==================

NET EARNINGS PER SHARE                                      $0.24              $0.17                $0.66               $0.48
                                                 =================  =================    =================  ==================

DIVIDENDS DECLARED PER SHARE                               $.0650             $.0650                $.195             $0.1925
                                                 =================    ===============      ===============    ================

AVERAGE SHARES OUTSTANDING                              7,207,000          7,101,000            7,176,000           7,078,000
                                                 =================  =================    =================  ==================

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
      (Unaudited)

                                                    1996          1995
                                                  SEPTEMBER      DECEMBER
                                                 -----------   -----------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $   372,000   $ 2,486,000
  Accounts receivable less allowance for
   doubtful  accounts of $496,000 and $264,000    19,656,000    12,691,000
  Marketable securities                              250,000     3,493,000
  Inventories                                     16,723,000    10,589,000
  Prepaid expenses                                 1,740,000       967,000
  Deferred income tax benefit                      1,403,000     1,389,000
  Prepaid income taxes                               144,000            --
                                                 -----------   -----------
          TOTAL CURRENT ASSETS                    40,288,000    31,615,000
                                                 -----------   -----------

INVESTMENTS                                        4,313,000     6,277,000

OTHER ASSETS
  Cost in excess of net assets acquired            4,440,000     2,153,000
  Prepaid pension cost                             2,140,000     2,140,000
  Net cash value of life insurance                 2,639,000     2,222,000
  Other                                              903,000     1,115,000

                                                 -----------   -----------
                                                  10,122,000     7,630,000
                                                 -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
  Land                                               665,000       211,000
  Buildings and improvements                      10,266,000     6,183,000
  Machinery, equipment and furniture              29,979,000    22,265,000
  Construction in process                          4,662,000     1,450,000

                                                 -----------   -----------
                                                  45,572,000    30,109,000
  Less accumulated depreciation                   20,352,000    17,840,000
                                                 -----------   -----------

          NET PROPERTY, PLANT AND EQUIPMENT       25,220,000    12,269,000
                                                 -----------   -----------


                                                 $79,943,000   $57,791,000
                                                 ===========   ===========

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
       (Unaudited)

                                                     1996          1995
                                                  SEPTEMBER      DECEMBER
                                                 -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                          $        --   $ 2,602,000
  Accounts payable                                 8,272,000     5,136,000
  Accrued compensation and payroll taxes           4,945,000     3,566,000
  Other accrued expenses                           1,431,000       757,000
  Dividends payable                                  469,000       463,000
  Current portion of long-term obligations         1,252,000       628,000


                                                 -----------   -----------
          TOTAL CURRENT LIABILITIES               16,369,000    13,152,000
                                                 -----------   -----------


DEFERRED INCOME TAXES                              1,251,000     1,251,000

OTHER NONCURRENT LIABILITIES                         568,000       413,000

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION       23,400,000     8,628,000



SHAREHOLDERS' EQUITY
  Common stock, par value $.66 2/3 a share:
     Authorized - 10,000,000 shares
     Issued -  7,585,042 and 7,502,000 shares      5,057,000     5,001,000
  Additional paid-in capital                      10,134,000     9,532,000
  Retained earnings                               26,002,000    22,629,000
  Net unrealized gain on marketable securities
      and investments                                     --        23,000
                                                 -----------   -----------
                                                  41,193,000    37,185,000
  Less cost of 374,262 treasury shares             2,838,000     2,838,000
                                                 -----------   -----------

          TOTAL SHAREHOLDERS' EQUITY              38,355,000    34,347,000
                                                 -----------   -----------

                                                 $79,943,000   $57,791,000
                                                 ===========   ===========

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
           (Unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                ---------------------------
                                                                                    1996           1995
                                                                                 September      September
                                                                                ------------    -----------
Cash Flows from Operating Activities
     Net Income                                                                 $  4,708,000    $ 3,364,000
     Adjustments to reconcile net income to cash and
          and cash equivalents provided by operating activities:
               Depreciation and amortization                                       2,944,000      2,025,000
               Gain on sale of investments and fixed assets                          (19,000)        10,000
               Increase in supplemental benefit program                               74,000        101,000
               Recognition of pension income under FASB #87                               --       (233,000)
               Stock compensation programs                                           166,000             --
               Change in various allowance accounts                                  312,000        (66,000)
               Treasury stock issued as bonus                                             --         24,000
     (Increase) Decrease in:
               Accounts receivable                                                (2,224,000)    (1,428,000)
               Inventories                                                        (2,216,000)    (1,852,000)
               Prepaid expenses                                                     (585,000)       189,000
               Prepaid income taxes                                                 (228,000)            --
               Net cash value of life insurance                                     (417,000)      (554,000)
               Other assets, net                                                      12,000       (325,000)
     Increase (Decrease) in:
               Accounts payable                                                    1,374,000        315,000
               Accrued expenses                                                     (412,000)       120,000
               Federal and state income taxes                                             --        173,000
               Other noncurrent liabilities                                          (11,000)       (81,000)
                                                                                ------------    -----------
                   Net cash provided by Operating Activities                       3,478,000      1,782,000
                                                                                ------------    -----------
Cash Flows from Investing Activities
               Investments in Gettys and Ketema net of cash and cash
                    equivalents acquired                                         (17,292,000)            --
               Purchases of investments and marketable securities                    (94,000)            --
               Additions to property, plant and equipment                         (5,529,000)    (3,098,000)
               Proceeds from investments                                           5,291,000      1,474,000
               Proceeds from sale of fixed assets                                     49,000         20,000
                                                                                ------------    -----------
                    Net cash (used) by Investing Activities                      (17,575,000)    (1,604,000)
                                                                                ------------    -----------
Cash Flows from Financing Activities
               Exercise of stock options                                             658,000        389,000
               Payment of long-term obligations, including current maturities       (600,000)      (274,000)
               Dividends paid                                                     (1,397,000)    (1,343,000)
               Increase in long-term borrowings                                   15,924,000             --
               (Decrease) in short-term borrowings                                (2,602,000)      (835,000)
                                                                                ------------    -----------
                    Net cash provided (used) by Financing Activities              11,983,000     (2,063,000)
                                                                                ------------    -----------
Net (Decrease) in Cash and Cash Equivalents                                       (2,114,000)    (1,885,000)
Cash and Cash Equivalents at Beginning of Year                                     2,486,000      2,135,000
                                                                                ============    ===========
Cash and Cash Equivalents at End of Period                                      $    372,000    $   250,000
                                                                                ============    ===========

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     Third Quarter Ended September 27, 1996
                   ------------------------------------------


Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of September 27, 1996, the Consolidated Statement of Earnings, and the Consolidated Statement of Cash Flows for the periods ended September 27, 1996 and September 29, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow at September 27, 1996 and for all periods presented have been made. The Consolidated Balance Sheet as of September 27, 1996 includes the assets, liabilities, and resulting goodwill of API Ketema Inc. ("Ketema") and API Gettys Inc. ("Gettys") acquired as of April 1, 1996 and April 29, 1996, respectively. The Consolidated Statement of Earnings and Cash Flows for the period ended September 27, 1996 also includes the results of Ketema and Gettys since the dates of acquisition.

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


NOTE B         Inventories
------         -----------

               It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note C         Long-Term Obligations
------         ---------------------

                                                                      September 27, 1996
                                                    -------------------------------------------------------------

                                                       Outstanding             Current              Long-Term
                                                    -------------------------------------------------------------
                Industrial Revenue                   $    13,642,000      $      1,075,000       $    12,567,000
                   Bonds

                Supplemental Benefit                       1,110,000               177,000               933,000
                   Program

                Revolving Credit Debt                      9,900,000           --                      9,900,000

                                                     ---------------      ----------------       ---------------
                                                     $    24,652,000      $      1,252,000       $    23,400,000
                                                     ===============      ================       ===============


Note D         Earnings Per Share
------         ------------------

               Earnings per share are based on the weighted average number of shares outstanding.

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                      Expressed as a Percentage of Revenues
                ------------------------------------------------



                                                       1996             1995              1996             1995
                                                    September        September         September        September
                                                  ---------------  ---------------   ---------------  ---------------

Revenues                                               100.0            100.0             100.0           100.0

Costs and Expenses
     Cost of products sold                              66.3             64.9              66.9            66.8
     Selling and administrative                         22.8             24.3              22.1            22.9
     Research and product development                    1.5              1.3               1.5             1.4
     Interest and debt expense                           1.2              0.3               1.1             0.3
                                                  ---------------  ---------------   ---------------  ---------------
                                                        91.8             90.8              91.6            91.4
                                                  ---------------  ---------------   ---------------  ---------------

Earnings before Income Taxes                             8.2              9.2               8.4             8.6

Federal and State Income Taxes                           2.7              3.4               2.7             3.1
                                                  ---------------  ---------------   ---------------  ---------------

Net Earnings                                             5.5              5.8               5.7             5.5
                                                  ===============  ===============   ===============  ===============

Federal and State Income Taxes
     as a percentage of earnings
     before income taxes                                33.2             37.5              34.9            36.1
                                                  ===============  ===============   ===============  ===============

                MANAGEMENT'S DISCUSSION AND ANALYSIS AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


REVENUES

Consolidated revenues for the third quarter and nine months of 1996 increased 51.8% and 40.9%, respectively, as compared to the same periods of the preceding year. Sales within the Heat Transfer segment increased 71.3% and 53.3%, respectively, over the comparable quarter and nine months of 1995. This increase is attributable to higher sales of the extended surface heat transfer equipment, which continues to far surpass 1995 levels, as well as increased sales volume of our air-cooled product line to new and existing customers. The Motion Technologies segment sales increased 46.0% and 42.5%, respectively, over the comparable quarter and nine months of 1995. This increase is the direct result of increased sales volume of all the products offered by the Motion Technologies segment to both new and existing customers. Both the third quarter and nine months results of 1996 for the Heat Transfer and Motion Technologies segments were favorably impacted by sales and earnings from Ketema and Gettys, which were acquired by the Company as of April 1, 1996 and April 29, 1996, respectively. Sales within the Electronic Components segment for the third quarter of 1996 increased 1.2%, while sales for the nine months remained relatively consistent with the comparable period of 1995.

Bookings of customer orders in the third quarter and nine months of 1996 were $32.7 million and $88.6 million, respectively, up 32.9% and 24.9% over bookings in the same periods last year. The backlog of customer orders at September 27, 1996 stood at $39.5 million, up 22.8% from $32.2 million on September 29, 1995.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, expressed as a percentage of net sales, declined for the third quarter and nine months of 1996 as compared with the comparable periods in 1995. The dollar increase is primarily the result of increased sales commissions and provisions made under the Company's incentive compensation program.


INTEREST AND DEBT EXPENSE

The increase in interest and debt expense is due to the combination of the industrial revenue bond financing obtained at the end of 1995 for the construction of the new Air Technologies facility as well as debt incurred for the acquisition of Ketema and Gettys.

RESEARCH AND PRODUCT DEVELOPMENT

The increase in research and product development in the third quarter and nine months of 1996 of 80.1% and 50.4%, respectively, reflects the additional activity of Gettys acquired as of April 29, 1996, as well as the Company's commitment to the continued improvement of existing products and the design of new products.


NET EARNINGS

Net earnings increased 44.7% in the third quarter of 1996 and 40.0% for the nine month as compared to similar periods in 1995, which is primarily due to the increased level of sales discussed above, offset by higher interest and debt expense.

FINANCIAL POSITION

On March 29, 1996, the Company concluded a Credit Agreement with Marine Midland Bank which provided a Revolving Credit facility of $20,000,000. The Revolving Credit matures on March 29, 1999, at which time the Company may convert the amount outstanding under the Revolving Credit to a term loan payable over four years. The interest rate on the Revolving Credit as of September 27, 1996, under the LIBOR Rate Option in the Credit Agreement, was 6.13%.

On April 1, 1996, the Company borrowed $12,700,000 under the Credit Agreement in connection with the Ketema acquisition and borrowed an additional $4,000,000 on April 19, 1996 relating to the Gettys acquisition.

Relative to the Ketema acquisition, the Company concluded a $6,000,000 15-year bond financing with the Grand Prairie Industrial Development Authority on August 7,1996. Substantially all the proceeds from this financing were applied to reduce the outstanding debt under the Revolving Credit. In connection with the bond financing, the Revolving Credit facility was reduced from $20,000,000 to $16,000,000.

Concurrent with the closing of the aforementioned Credit Agreement, the Company reduced its short-term line of credit with Marine Midland Bank from $10 million to $5 million. The Company has utilized this short-term line of credit from time to time in amounts not exceeding $2,000,000 at any time during the nine months ended September 27, 1996.

Comparative information on the Company's liquidity position follows ($000 omitted):

                                                                        1996                    1995
                                                                      September               September
                                                                 --------------------    --------------------

                   Net working capital                                 $23,919                 $18,463
                   Current ratio                                          2.46                    2.40
                   Cash, cash equivalents
                        and marketable securities                      $   622                 $ 5,979

                                                                          For the nine months ended
                                                                 --------------------------------------------
                                                                        1996                    1995
                                                                      September               September
                                                                 --------------------    --------------------
                   Cash flow from operations                           $ 3,478                 $ 1,782
                   Capital expenditures                                $ 5,529                 $ 3,098

Investments reflected in the Company's balance sheet at September 27, 1996 and December 29, 1995 represent the proceeds of a bond financing concluded on December 22, 1995 for the construction of the new Airtech Division facility.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

ITEM 5.        Other Information

                On November 5, 1996, the Registrant entered into an agreement in principle to acquire all of the outstanding stock of Portescap SA, a manufacturer of motion technology products with its principal facilities in Switzerland, from Inter Scan Holding AG for a purchase price of approximately $37.8 million, consisting of convertible preferred stock of $23.2 million, an exchangeable note of $6.8 million, and cash of $7.8 million. Subject to approval by the Registrant's shareholders, the note will be exchangeable into additional shares of convertible preferred stock. The convertible preferred stock, including the stock issued in exchange for the note, would be convertible at approximately $17 per share into 1,775,000 shares of the Registrant's common stock. The Registrant and Inter Scan Holding AG are discussing the detailed terms of this proposed transaction. If final terms are agreed to, the Registrant anticipates closing the transaction in the early part of the first quarter of 1997.


ITEM 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits

                     10

                        i.  Form of Change in Control Agreement between American     *
                            Precision Industries Inc. and James W. Bingel, John
                            M. Murray, Craig J. Van Tine, and Richard S. Warzala
                            dated October 21, 1996.

                       ii.  Change in Control Agreement between American             *
                            Precision Industries Inc. and Kurt Wiedenhaupt dated
                            July 1, 1996.

                      iii.  Amendment to and Restatement of Executive Employment     *
                            Agreement between American Precision Industries Inc.
                            and Kurt Wiedenhaupt dated July 1, 1996.

                       iv.  First Amendment to American Precision Industries          *
                            Inc. Grant of Restricted Stock and Bonus to Kurt
                            Wiedenhaupt dated July 1, 1996.

                        v.  Executive Supplemental Retirement Plan (as restated)      *
                            between American Precision Industries Inc. and Kurt
                            Wiedenhaupt dated July 1, 1996.

                       vi.  Amendment to Life Insurance Split-Dollar Agreement        *
                            between American Precision Industries Inc. and Kurt
                            Wiedenhaupt dated as of July 1, 1994.

                      vii.  Life Insurance Split-Dollar Agreement (as restated)       *
                            between American Precision Industries Inc. and Kurt
                            Wiedenhaupt dated July 1, 1996.

                        27  Financial Data Schedule                                    *


               *     Documents filed herewith

               (b)   Reports on Form 8-K

                     There were no reports on Form 8-K for the three months ended September 27, 1996.

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                                   * * * * * *
               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
               --------------------------------------------------
                          LITIGATION REFORM ACT OF 1995
                          -----------------------------

      With the exception of historical factual information, the statements made in this Form 10-Q constitute forward-looking statements based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, the possibility that the acquisition referred to may not occur. Registrant disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this Form 10-Q.

                                   * * * * * *

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



      AMERICAN PRECISION INDUSTRIES INC.



       /s/ John M. Murray
       ------------------------------------
       John M. Murray
       Vice President Finance and Treasurer




       /s/ Thomas M. Huebsch
       ------------------------------------
       Thomas M. Huebsch
       Chief Accounting Officer



       November 13, 1996

                                  EXHIBIT INDEX
                                  -------------

      10     i.  Form of Change in Control Agreement between American Precision
                 Industries Inc. and James W. Bingel, John M. Murray, Craig J.
                 Van Tine, and Richard S. Warzala dated October 21, 1996.

            ii. Change in Control in Agreement between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996.

           iii. Amendment to and Restatement of Executive Employment Agreement between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996.

            iv. First Amendment to American Precision Industries Inc. Grant of Restricted Stock and Bonus to Kurt Wiedenhaupt dated July 1, 1996.

             v. Executive Supplemental Retirement Plan (as restated) between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996.

            vi. Amendment to Life Insurance Split-Dollar Agreement between American Precision Industries Inc. and Kurt Wiedenhaupt dated as of July 1, 1994.

           vii. Life Insurance Split-Dollar Agreement (as restated) between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996.

   27            Financial Data Schedule