Form 10-K405
period 1997-01-03
AMERICAN PRECISION INDUSTRIES INC
filed 1997-04-01
CIK 5657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED JANUARY 3, 1997
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM           TO
                                   -----------   -----------

                          COMMISSION FILE NUMBER 1-5601
                       AMERICAN PRECISION INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    16-1284388
(State of incorporation)                   (I.R.S. Employer Identification No.)

2777 WALDEN AVENUE, BUFFALO, NEW YORK                               14225
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

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                              ---    ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant, at March 21, 1997 was approximately $108,000,000.

       The number of shares of Registrant's Common Stock outstanding on March 21, 1997 was 7,322,535.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

       Exhibit Index can be found on page 46 of this document.

AMERICAN PRECISION INDUSTRIES INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JANUARY 3, 1997

TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.
------
     ITEM 1.      BUSINESS
                        Products and Marketing                                            3
                        Competition                                                       6
                        Backlog                                                           6
                        Suppliers                                                         6
                        Patents and Licenses                                              7
                        Customers                                                         7
                        Research and Development                                          7
                        Environmental Matters                                             7
                        Employees                                                         7
                        Lines of Business and Industry Segment Information              7-8
                        Foreign Operations                                                8
     ITEM 2.      PROPERTIES                                                              9
     ITEM 3.      LEGAL PROCEEDINGS                                                      10
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF                                     10
                        SECURITY HOLDERS

PART II.
--------
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS                                      11
     ITEM 6.      SELECTED FINANCIAL DATA                                                12
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13-16
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            16
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE                           38

PART III.
---------
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                     39
     ITEM 11.     EXECUTIVE COMPENSATION                                                 39
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT         39
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         39

PART IV.
--------
     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                        REPORTS ON FORM 8-K                                           40-43

SIGNATURES                                                                            44-45


                                     PART I
                                     ------

ITEM 1.         BUSINESS
                --------
         a.     PRODUCTS AND MARKETING

                The registrant through its subsidiaries (the "Company" or "API") conducts operations in three major industrial classifications, namely, Heat Transfer Technology, Motion Technologies, and Electronic Components.

                The Company continues to direct its efforts towards major sales drives for current products in its served markets and target markets. In addition, the Company continues to seek profitable growth by enhancing and complementing its existing technology base.


                API HEAT TRANSFER INC.
                ----------------------

                API Heat Transfer Inc., which is comprised of API BASCO, API AIRTECH, API KETEMA, and most recently API SCHMIDT-BRETTEN, engineers and manufactures a broad range of industrial heat transfer equipment. API Heat Transfer serves the heat transfer needs of a wide range of industries including power, chemical, petrochemical, HVAC, and food and dairy, and many of their support industries. Products range from small standard units to large custom-designed heat exchangers.

                API BASCO INC. manufactures a full line of standard and custom shell and tube heat exchangers, plate fin intercoolers and aftercoolers, and Centraflow steam surface condensers.

                API AIRTECH INC. manufactures a complete line of aluminum air to air, air to liquid, and liquid to liquid heat exchangers. The liquid to liquid heat exchanger provides the refrigeration market with a more advantageous evaporation and condenser combination through reduced piping, smaller footprint, and more efficient heat transfer surface. In December 1996, API Airtech moved into a new 82,000 square foot facility which will accommodate current and planned growth.

                Both API Basco and API Airtech achieved ISO 9001 certification during 1996, an important factor in the Company's plans for international growth.

                API KETEMA INC., which was acquired on April 1, 1996, has a strong position in both the general industrial and refrigeration heat transfer marketplace. This subsidiary manufactures shell and tube heat exchangers, chiller barrels, condensers, flooded evaporators and industrial packaged chillers.

                API SCHMIDT-BRETTEN GMBH, which was acquired on January 31, 1997, is a plate and frame heat exchanger manufacturer with a solid position in the chemical and food markets in Germany and the Netherlands. The addition of API Schmidt-

                Bretten, which is located in Germany, not only adds a new dimension to the group's heat transfer capabilities, but also establishes a conduit to move plate products into the U.S. market and, at the same time, move heat transfer products manufactured at various domestic locations into European markets.

                API MOTION INC.
                ---------------

                API Motion Inc., comprised of API CONTROLS, API DELTRAN, API GETTYS and API HAROWE, is a designer and manufacturer of high performance motion control products and systems.

                API CONTROLS INC. offers complete lines of step and servo drives and packaged drive systems for a wide variety of motion control applications including factory automation, semiconductor equipment, printing, packaging, and winding equipment, positioning tables and electronics assembly applications. In 1996, API Controls developed and introduced three major new product lines and a new software development tool to assist customers in the installation of products so there is little or no start-up learning curve. The completely new Intelligent MicroStepper and Intelligent Servo drives and controllers and new line of Centennial all-digital drives, address the needs of original equipment manufacturers that require high-performance single- or multi-axis solutions.

                API DELTRAN INC. designs and manufactures high quality, precision electromagnetic clutches, brakes and clutch/brake assemblies used in sophisticated rotary motion control applications. During 1996, API Deltran developed a new line of servo motor brakes primarily to meet the needs of servo motor manufacturers and for use in factory automation applications. Furthermore, an adjunct to the API Harowe manufacturing facility in St. Kitts was started for API Deltran, providing the ability to produce volume clutches at competitive prices.

                API GETTYS INC. designs and manufactures precision servo and step motors for a broad range of industrial drive applications including DC brush and AC brushless servo motors and NEMA-standard step motors with linear actuating assemblies. API Gettys developed and introduced a new line of Turbo Stepper motors in 1996, offering a variety of sizes of high torque motors for use in semiconductor, factory automation, packaging and medical instrumentation markets. A new line of high torque Turbo Servo motors was also introduced for semiconductor, machine tool, factory automation, medical instrumentation, and packaging markets. During 1996 the electronics portion of API Gettys was consolidated within the API Controls operation, enabling API Gettys, as a motors-only facility, to focus better on its core products.

                API HAROWE INC. designs and manufactures high performance resolvers, encoders, brushless motors, gearmotors and other specialty rotating electromagnetic components for industrial, medical, military and commercial aerospace applications. In 1996, API Harowe developed a new line of small frame brushless DC motors that can be provided in over 4,500 different model variations.

                The new line enables API to respond quickly to the needs of a wide variety of markets such as medical instrumentation. The digital resolver electronics package was also introduced in 1996. It was developed for applications that require the ruggedness of a resolver with a digital output signal.

                API ELECTRONIC COMPONENTS INC.
                ------------------------------

                API Electronic Components Inc., which is comprised of API DELEVAN INC. and API SMD INC., designs, manufactures and markets an extensive line of quality inductors, chokes, and magnetics to satisfy various electrical and electronic filtering requirements. This group concentrates on producing high performance inductive devices to meet stringent government and customer specifications relating to product quality, reliability and dependability.

                Global competitive forces continue to push the market towards improved product quality with lower product costs. This competition from off-shore manufacturing is being neutralized through major improvements in the group's manufacturing capabilities.

                Productivity throughout the workplace also continues to improve through the success of Total Quality Management practices and the High Performance Work Team approach. With an open team culture, the group is able to be flexible and responsive to both the market place and specific customer needs. In 1996, API Delevan and API SMD completed automation and process improvement projects that enabled them to produce quality products at a lower cost than in any previous year.

                During the year, both subsidiaries introduced additional new products and expanded existing product designs to enhance further their presence in both the high frequency and the power markets, including various leaded and surface mountable magnetics that have been developed to grow product offerings in the broad power market. By expanding product offerings with competitively priced inductors, the group is able to serve existing customer needs better while attracting new customers.

                Along with cost reduction initiatives and new product introductions, both API Delevan and API SMD implemented a new MRP computer-based business system. The conversion from the prior system took a concentrated team effort of nine months, but the results of this effort are already apparent. Forward looking capacity planning and material management save valuable time so that the subsidiaries can provide for their customers improved on-time delivery performance.

         b.     COMPETITION
                -----------

                In each of its segments the Company faces substantial competition from a number of companies, some of which have off-shore manufacturing facilities, and many of which are larger and have greater resources. In the electronic components market, several of the Company's domestic competitors have become part of a single organization through a series of acquisitions. The inductor market continues to be faced with strong global competition and trends towards product miniaturization and lower costs. The Company relies primarily on the quality of its products and service to meet competition. Although the Company is not aware of definitive industry statistics by manufacturer for the products it makes, in the opinion of management, the Company is a significant competitive factor in the markets for high quality electronic-magnetic motion control components, industrial heat exchangers and micro-miniature electronic coils.

         c.     BACKLOG
                -------

                The Company's backlog of unfilled orders believed to be firm at January 3, 1997 was approximately $39,216,000. All backlog orders are expected to be completed in the current fiscal year. The following table shows the backlog of orders for products associated with the three business segments:


                                    Heat          Motion      Electronic
                                  Transfer     Technologies   Components       Total
                                  --------     ------------   ----------       -----

                 1996           $20,639,000    $15,924,000    $2,653,000    $39,216,000

                 1995           $13,778,000    $14,229,000    $2,434,000    $30,441,000

                Backlogs have increased for the Heat Transfer and Motion Technologies segments primarily due to a focused strategic account sales program and the general business climate, combined with the acquisition of API Ketema and API Gettys. While the Electronic Components segment sales have increased, the backlog has remained steady and is the result of reduced lead times for delivery required by customers.

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

         f.     CUSTOMERS
                ---------

                During 1996, no single customer accounted for more than 10% of consolidated sales.

         g.     RESEARCH AND PRODUCT DEVELOPMENT
                --------------------------------
                The Company charges earnings directly for research and product development expenses. Costs for Company-sponsored programs, excluding capital expenditures, were approximately $1,759,000, $1,111,000, and $888,000 in 1996, 1995, and 1994, respectively.

         h.     ENVIRONMENTAL MATTERS
                ---------------------
                In 1990, the U.S. Environmental Protection Agency (EPA) named the Company a potentially responsible party (PRP) with respect to hazardous substances disposed of at the Envirotek II Site (the Site) in Tonawanda, New York. The Company is a member of a steering committee which was formed to facilitate discussions with the EPA. The Company was named a de minimis participant with respect to the first phase of the clean-up action and was relieved of any potential liability for the first phase clean-up with the payment of a minor fee. The EPA has since advised the Company that its name had been removed from the PRP list. The State of New York has also indicated to the Envirotek II PRP Group its intention to pursue additional remedial measures at a site which surrounds the Site. Based upon the small percentage of costs incurred to date which were allocated to the Company, management expects the Company's share of the total costs of the remedial phase action at the Site and the potential clean-up of the surrounding area to be a small percentage of such costs and not material to its financial statements.

         i.     EMPLOYEES
                ---------
                At January 3, 1997, 1,309 persons were employed by the Company.

         j.     LINES OF BUSINESS AND INDUSTRY SEGMENT INFORMATION
                --------------------------------------------------
                The Company's operations in 1996 were carried on through seven divisions and five subsidiaries. On January 3, 1997, the seven divisions were legally restructured into operating subsidiaries. Operations are classified into three industry segments based upon the characteristics of manufacturing processes and the nature of markets served. The operating units which currently comprise the segments and their principal products are as follows:

                                    Segment
                                    -------

                   API Heat Transfer:
                   ------------------

                   API Airtech                                      Air-to-air aluminum heat exchangers
                   API Basco                                        Shell and tube heat exchangers
                   API Ketema                                       Packaged chillers, refrigeration condensers, and
                                                                      shell and tube heat exchangers
                   API Schmidt-Bretten                              Plate heat exchangers

                   API Motion:
                   -----------

                   API Controls                                     Servo and stepper motor drives, power supplies,
                                                                      and motion controllers
                   API Deltran                                      Electro-magnetic clutches and brakes
                   API Deltran (St. Kitts)                          Electro-magnetic clutches and brakes
                   API Gettys                                       AC and DC servo motors and stepper motors
                   API Harowe                                       Resolvers and DC Motors
                   API Harowe (St. Kitts)                           Resolvers and DC Motors

                   API Electronic Components:
                   --------------------------

                   API Delevan                                      Axial-leaded inductors
                   API SMD                                          Surface mounted inductors


                Amounts of revenue from sales to unaffiliated customers, operating profit or loss, and identifiable assets for the three years ended January 3, 1997, are included in Note N of the notes to consolidated financial statements.

         k.     FOREIGN OPERATIONS
                ------------------

                Export sales, principally to Europe, Canada, Mexico, and Asia, were approximately 15%, 14%, and 17% of consolidated sales for 1996, 1995, and 1994, respectively. The foreign sales are not believed to be subject to any risks other than those normally associated with the conduct of business in friendly nations having stable governments.

ITEM 2.  PROPERTIES
         ----------

         The location of the Company's facilities and their approximate size in terms of floor area are as follows:

                                                                    Floor Area
                       Location                                     (Sq. Ft.)
  ----------------------------------------------------           -----------------
  API  HEAT TRANSFER
  API Basco Inc.
  Buffalo                                                                115,600
  New York
  (Walden Avenue)

  API Airtech Inc.
  Arcade                                                                  82,000
  New York
  (North Street)

  API Ketema Inc.
  Grand Prairie                                                          150,000
  Texas
  (West Marshall Drive)

  API MOTION

  API Harowe Inc.
  West Chester                                                            34,500
  Pennsylvania
  (Westtown Road)

  API Controls Inc. and API Deltran Inc.
  Amherst                                                                 43,652
  New York
  (Hazelwood Drive)


  API Gettys Inc.
  Racine                                                                  88,000
  Wisconsin
  (North Green Bay Road)

  API Harowe (St. Kitts) Ltd. and
     API Deltran (St. Kitts) Ltd.
  St. Kitts                                                                8,500
  West Indies
  (Bourkes Road)

  API ELECTRONIC COMPONENTS

  API Delevan Inc.
  East Aurora                                                             50,000
  New York
  (Quaker Road)

  API SMD Inc.
  Arcade                                                                  23,500
  New York
  (North Street)

                                       9

         The Walden Avenue (API Basco Inc.), Quaker Road (API Delevan Inc.), North Street (API Airtech Inc. and API SMD Inc.), West Marshall Drive (API Ketema Inc.) and North Green Bay Road (API Gettys Inc.) facilities are owned by the Company.

         The facilities leased by the Company are as follows:


                                                       Approx.
                                                       Annual          Leased
                     Facility Location                 Rental          Until
         -----------------------------------------------------------------------
         Bourkes Road (API Harowe (St. Kitts) Ltd.
         and API Deltran (St. Kitts) Ltd.)            $ 24,000           2003
         Hazelwood Drive (API Controls Inc. and       $130,000           2002
         API Deltran Inc.)
         Westtown Road (API Harowe Inc.)              $168,000           2001



         The Company believes all of its existing properties are well maintained, are suitable for the operation of its business, and are capable of handling production for the coming year.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
         See Item 1(h).


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         -------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

         COMMON STOCK PRICES

         American Precision Industries Inc. common stock is listed on the New York Stock Exchange under the symbol APR and is traded principally in that market. The following table shows the Company's high and low prices on the New York Stock Exchange, as reported in the Wall Street Journal.

                                                                QUARTER
                                          1               2              3               4
                               ---------------------------------------------------------------

         1996       High           $  13.13         $13.75          $13.13          $20.25

                    Low            $  10.75         $11.50          $11.38          $12.25


         1995       High           $   9.63         $11.13          $14.75          $13.88

                    Low            $   7.63         $ 8.50          $10.13          $10.75


         As of January 3, 1997, there were 1,015 shareholders of record. During 1995 and 1996 the Company declared cash dividends on its common stock of $.2575 and $.26 per share, respectively. The Company has decided to eliminate its quarterly cash dividend, effective in the first quarter of 1997, and to retain the cash for corporate expansion and acquisitions.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         FIVE YEAR SELECTED FINANCIAL DATA

         OPERATIONS                           1996            1995          1994             1993             1992
         ---------------------------------------------------------------------------------------------------------------

         Revenues                         $117,110,000    $82,660,000    $65,265,000       $51,334,000       $51,295,000

         Interest and debt expense        $  1,295,000    $   238,000    $   220,000       $   244,000       $   293,000

         Depreciation and
             amortization                 $  3,785,000    $ 2,594,000    $ 2,275,000       $ 1,712,000       $ 1,531,000

         Net earnings                     $  6,525,000    $ 4,731,000    $ 3,431,000       $ 2,050,000       $ 2,387,000

         Net earnings per common share       $.91            $.67          $.49              $.29              $.34

         Net earnings per common
             share - fully diluted*          $.86            $.65            --                --                --

         Cash dividends declared
             per share                       $.26            $.2575        $.2475            $.235             $.215


        FINANCIAL
        CONDITION
        --------------------------------------------------------------------------------------------------------------

        Current assets                    $ 40,986,000    $31,615,000    $25,113,000       $21,347,000       $20,447,000

        Current liabilities               $ 16,794,000    $13,152,000    $10,916,000       $ 5,362,000       $ 4,896,000

        Working capital                   $ 24,192,000    $18,463,000    $14,197,000       $15,985,000       $15,551,000

         Current ratio                       2.4             2.4           2.3               4.0               4.2

        Property, plant and
             equipment, net               $ 27,206,000    $12,269,000    $10,202,000       $ 8,353,000       $ 8,200,000

        Total assets                      $ 82,012,000    $57,791,000    $45,344,000       $38,081,000       $37,369,000

        Long-term liabilities             $ 24,674,000    $10,292,000    $ 3,523,000       $ 3,507,000       $ 3,761,000

        Shareholders' equity              $ 40,544,000    $34,347,000    $30,905,000       $29,212,000       $28,712,000

        Shareholders' equity
             per share                      $5.56           $4.82         $4.38             $4.14             $4.07

        Number of shares
             outstanding at year-end         7,292,000      7,128,000      7,064,000         7,058,000         7,055,000

* Anti-dilutive in 1994, 1993, and 1992

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

                FINANCIAL REVIEW - OPERATIONS

                REVENUES. Consolidated revenues increased 41.7% as compared to the prior year. Sales within the Heat Transfer segment increased 55.7% in 1996 and reflect higher sales of the extended surface heat transfer equipment which continues to surpass 1995 levels, as well as increased sales volume of the air cooled product line to new and existing customers. The 1996 results of the Heat Transfer segment were also impacted favorably by sales of approximately $16.4 million from API Ketema, which was acquired by the Company on April 1, 1996. The Electronic Components segment sales increased 1.9% in 1996 as compared to 1995; the increase was primarily the result of a slight increase in sales volume to existing customers. The increase of 39.9% in sales of the Motion Technologies segment was the result of higher sales of electromagnetic clutches and brakes and motion control devices to new and existing customers, combined with an increase in the market share of products offered by Harowe Servo Controls Inc. The 1996 results of the Motion Technologies segment were also favorably impacted by sales of approximately $7.3 million from API Gettys, which was acquired by the Company on April 19, 1996.

                In 1995, consolidated revenues increased 26.7% as compared to 1994. Sales within the Heat Transfer segment increased 22.6% in 1995; the increase is attributable to increased sales of traditional water cooled heat exchangers to existing customers, as well as significant growth in the air cooled heat exchanger product line. The Electronic Components segment sales increased 8.7% due to a higher sales volume in a specific axial-leaded product, offset by completion of a major sales order to one customer in 1994 which did not recur in 1995. The increase of 45.4% in sales of the Motion Technologies segment was the result of the acquisition of Harowe Servo Controls Inc. in June 1994, as well as a slightly higher sales volume of previously existing motion control products.

                The Company's consolidated backlog of firm orders at January 3, 1997 was $39,216,000, up 28.8% from the prior year. This reflects a 49.8% increase in the Heat Transfer segment, a 9.0% increase in the Electronic Components segment, and a 11.9% increase in the Motion Technologies segment. A focused strategic account sales program, the favorable general business climate, and the acquisition of API Ketema and API Gettys all contributed to the increase.

                Investment income increased $70,000, or 27.2% in 1996 as compared to 1995. This increase was attributable primarily to investment income earned on the undisbursed proceeds from the Air Technologies Industrial Revenue Bond financing, which was concluded in December 1995.

                Investment income declined $112,000, or 30.4% in 1995 as compared to 1994. The decline reflects lower average investment asset balances resulting from the sale of various bonds to fund both current operations and the purchase of Harowe in June 1994 combined with lower average interest rates.

               SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $7,609,000, or 40.5% in 1996 as compared to 1995. The majority of the increase was due to: 1) the inclusion of API Ketema and API Gettys administrative expenses since the dates of acquisition; 2) increased commission expenses as a result of the increased sales revenue; 3) increased provision for bonus under the Company's incentive plans; and 4) compensation expense recorded in connection with stock appreciation rights granted to the Chief Executive Officer in 1992.

               Selling and administrative expenses increased $3,219,000, or 20.7% in 1995 as compared to 1994 primarily as the result of : 1) increased commission expense due to increases in sales revenue;
               2) the inclusion of Harowe's selling and administrative expenses for the full year in 1995 and only six months in 1994; and 3) higher bonus provision under the Company's incentive plans.

               In spite of these increases, selling and administrative expenses continue to decline when expressed as a percent of net sales.

               RESEARCH AND PRODUCT DEVELOPMENT. Research and product development expenses increased $648,000, or 58.3% in 1996 as compared to 1995 and $223,000, or 25.1% in 1995 as compared to 1994. The increase in 1996 over 1995 for research and product development costs reflects the acquisition of API Gettys, as well as increased activities in the Motion Technologies segment relative to future new product offerings. The acquisition of Harowe impacted the increase in 1995. The increase in both periods reflects management's continued commitment to the design of new products and improvement of existing products.

               INTEREST AND DEBT EXPENSE. Interest and debt expense increased $1,057,000, or 444% in 1996 as compared to 1995. This increase was due to the outstanding debt associated with the industrial revenue bond financings secured for the expansion of the Air Technologies facility and the purchase of API Ketema. Also contributing to the increase in interest and debt expense was the debt incurred under the revolving credit agreement in connection with the acquisition of API Ketema and API Gettys.

               Interest and debt expense increased $18,000 or 8.2% in 1995 as compared to 1994. The increase was due to lower average principal balances in 1995, offset by slightly higher interest rates. While total debt increased in 1995 due to the industrial revenue bond financing of $6,660,000, there was only a minor impact on interest and debt expense because this financing was obtained on December 22, 1995. Another contributing factor was the increased activity in short-term borrowings in 1995 as compared to 1994.

                INCOME TAXES. Income taxes expressed as a percent of earnings before taxes were 34.7%, 34.5%, and 35.3% in 1996, 1995, and
                1994, respectively. The lower rates in 1996 and 1995 can be attributed to the undistributed earnings of Harowe (St. Kitts), the Company's foreign subsidiary, for which no federal tax has been provided since it is the intention of the Company to reinvest those earnings in the operations of that entity for an indefinite period of time.

                NET EARNINGS. Net earnings increased 37.9% in 1996 as compared to 1995 and 37.9% in 1995 as compared to 1994. A substantial part of these increases can be attributed to the increased net sales as discussed previously, offset by higher selling and administrative, research and product development costs, and interest and debt expense.

                FINANCIAL POSITION. The Company's liquidity is generated primarily from operations. In addition, short-term lines of credit totaling $4,232,000 and revolving credit of $7,000,000 were available at January 3, 1997. Information on the Company's liquidity position for the past three years is as follows:


                 -------------------------------------------------------------------------
                                                   1996           1995           1994
                 -------------------------------------------------------------------------

                 Net working capital           $ 24,192,000   $ 18,463,000    $ 14,197,000

                 Current ratio                     2.4            2.4             2.3

                 Cash flow from operations     $  7,755,000   $  3,786,000     $ 3,267,000

                 Cash, cash equivalents, and
                 marketable securities         $  2,412,000   $  5,979,000     $ 3,841,000

                 Capital expenditures          $  8,319,000   $  4,585,000     $ 1,857,000

                The credit available under the Revolving Credit was reduced to $2.4 million following the consummation of the Schmidt-Bretten acquisition on January 31, 1997. Future acquisitions may require the Company to arrange additional credit facilities with lenders or procure financing through issuance of debt or equity securities.

                The increase in cash flow from operations from 1996 as compared to 1995 is the combined result of increased sales and net income, as well as the positive effects generated from the acquisition of API Ketema and API Gettys.

                The increase in cash flow from operations from 1995 as compared to 1994 is principally the result of the increased sales volume and the resulting net income.

                The increase in capital expenditures in 1996 as compared to 1995 reflects the new building associated with the Air Technologies expansion program, as well as significant investments in new machinery and equipment. Also reflected in capital expenditures are investments in new machinery and equipment acquired by API Ketema and API Gettys since their respective dates of acquisition.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         REPORT OF INDEPENDENT ACCOUNTANTS
         To the Board of Directors and Shareholders of American Precision Industries Inc.

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 40 present fairly, in all material respects, the financial position of American Precision Industries Inc. and its subsidiaries at January 3, 1997 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





         Price Waterhouse LLP
         Buffalo, New York
         February 17, 1997


CONSOLIDATED BALANCE SHEET

ASSETS
--------------------------------------------------------------------------------
                                                           1996         1995
--------------------------------------------------------------------------------
CURRENT ASSETS

Cash and cash equivalents                             $ 2,412,000    $ 2,486,000

Accounts receivable less allowance for
   doubtful accounts of $487,000 and $264,000          17,912,000     12,691,000

Marketable securities                                          --      3,493,000

Inventories                                            17,431,000     10,589,000

Prepaid expenses                                        1,137,000        967,000

Deferred income tax benefit                             2,094,000      1,389,000
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                   40,986,000     31,615,000
--------------------------------------------------------------------------------
INVESTMENTS                                             3,279,000      6,277,000

OTHER ASSETS

Cost in excess of net assets acquired, net of
   accumulated amortization                             4,472,000      2,153,000

Prepaid pension costs                                   2,104,000      2,140,000

Net cash value of life insurance                        2,655,000      2,222,000

Other                                                   1,310,000      1,115,000
--------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                     10,541,000      7,630,000
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT

Land                                                      665,000        211,000

Buildings and improvements                             13,549,000      6,183,000

Machinery, equipment, and furniture                    32,589,000     22,265,000

Construction in process                                 1,502,000      1,450,000
--------------------------------------------------------------------------------
                                                       48,305,000     30,109,000

Less accumulated depreciation                          21,099,000     17,840,000
--------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                      27,206,000     12,269,000
--------------------------------------------------------------------------------
                                                      $82,012,000    $57,791,000

See notes to consolidated financial statements



LIABILITIES AND SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                                         1996          1995
--------------------------------------------------------------------------------

CURRENT LIABILITIES

Short-term borrowings                               $         --    $  2,602,000

Accounts payable                                       8,511,000       5,136,000

Accrued compensation and payroll taxes                 5,167,000       3,566,000

Other accrued expenses                                 1,341,000         757,000

Dividends payable                                        471,000         463,000

Current portion of long-term obligations               1,292,000         628,000

Federal and state income taxes                            12,000              --
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             16,794,000      13,152,000
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                  1,417,000       1,251,000

OTHER NONCURRENT LIABILITIES                           1,046,000         413,000

LONG-TERM OBLIGATIONS,
   less current portion                               22,211,000       8,628,000

SHAREHOLDERS' EQUITY

Common stock, par value $.66 2/3 per share:
   Authorized - 10,000,000 shares
   Issued - 7,666,011  and
   7,502,000 shares                                    5,110,000       5,001,000

Additional paid-in capital                            11,065,000       9,532,000

Retained earnings                                     27,281,000      22,629,000

Minimum pension liability change, net of tax             (74,000)             --

Net unrealized gain on
   marketable securities                                      --          23,000
--------------------------------------------------------------------------------
                                                      43,382,000      37,185,000

Less cost of 374,262  treasury shares                  2,838,000       2,838,000
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                            40,544,000      34,347,000
--------------------------------------------------------------------------------
                                                    $ 82,012,000    $ 57,791,000


See notes to consolidated financial statements



CONSOLIDATED STATEMENT OF EARNINGS



                                                      1996           1995           1994

NET SALES                                         $116,783,000   $ 82,403,000   $ 64,896,000
INVESTMENT INCOME                                      327,000        257,000        369,000
--------------------------------------------------------------------------------------------
REVENUES                                           117,110,000     82,660,000     65,265,000
--------------------------------------------------------------------------------------------
COSTS AND EXPENSES
     COST OF PRODUCTS SOLD                          77,652,000     55,289,000     43,270,000
     SELLING AND ADMINISTRATIVE                     26,410,000     18,801,000     15,582,000
     RESEARCH AND PRODUCT DEVELOPMENT                1,759,000      1,111,000        888,000
     INTEREST AND DEBT EXPENSE                       1,295,000        238,000        220,000
--------------------------------------------------------------------------------------------
                                                   107,116,000     75,439,000     59,960,000
--------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                         9,994,000      7,221,000      5,305,000
FEDERAL AND STATE INCOME TAXES                       3,469,000      2,490,000      1,874,000
--------------------------------------------------------------------------------------------
NET EARNINGS                                      $  6,525,000   $  4,731,000   $  3,431,000
--------------------------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE                     $        .91   $        .67   $        .49
--------------------------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE - FULLY DILUTED*    $        .86   $        .65   $         --
--------------------------------------------------------------------------------------------
AVERAGE COMMON SHARE OUTSTANDING                     7,190,000      7,090,000      7,062,000
AVERAGE COMMON SHARES OUTSTANDING-FULLY DILUTED      7,605,000      7,330,000             --

* Anti-dilutive in 1994.




See notes to consolidated financial statements.

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                  Net
                                                                                              Unrealized
                                                                                              Gain (Loss)
                                       Common Stock            Additional                         on         Minimum
                                   ----------------------        Paid-in         Retained      Marketable    Pension
                                   Shares        Amount          Capital         Earnings      Securities   Liability
                                  ----------   ----------       ----------     -----------    -----------   ----------
Balance at
December 31, 1993                  7,436,103    $4,958,000      $9,073,000     $18,043,000    $       -     $       -

     Net earnings - 1994               -            -               -            3,431,000            -             -

     Stock options
     exercised, net                    5,945         3,000          25,000          -                 -             -

     Cash dividends
     declared,
     $.2475 per share                  -            -               -           (1,748,000)           -             -

     Net unrealized (loss)
     on marketable
     securities                        -            -               -               -              (18,000)        -
--------------------------------------------------------------------------------------------------------------------------
Balance at
December 30, 1994                  7,442,048     4,961,000       9,098,000      19,726,000         (18,000)        -

     Net earnings - 1995               -            -               -            4,731,000           -             -

     Stock options
     exercised, net                   59,952        40,000         422,000          -                -             -

     Treasury shares issued
     as bonus                          -            -               12,000          -                -             -

     Cash dividends
     declared,
     $.2575 per share                  -            -               -           (1,828,000)         -              -

     Net unrealized gain
     on marketable
     securities                        -            -               -               -               41,000         -
--------------------------------------------------------------------------------------------------------------------------
Balance at
December 29, 1995                  7,502,000     5,001,000       9,532,000      22,629,000          23,000         -


     Net earnings - 1996               -            -               -            6,525,000           -             -

     Stock options
     exercised, net                  164,011       109,000       1,533,000          -                -             -

     Cash dividends
     declared,
     $.26 per share                    -            -               -           (1,873,000)          -             -

     Minimum pension
     liability changes, net            -            -               -               -                -           (74,000)

     Net unrealized (loss)
     on marketable
     securities                        -            -               -               -              (23,000)        -
--------------------------------------------------------------------------------------------------------------------------
Balance at
January 3, 1997                    7,666,011    $5,110,000     $11,065,000     $27,281,000           $0.00      ($74,000)


                                       Treasury Stock
                                  ------------------------
                                     Shares        Amount
                                    --------     --------
Balance at
December 31, 1993                    378,262     $2,862,000

     Net earnings - 1994               -             -

     Stock options
     exercised, net                    -             -

     Cash dividends
     declared,
     $.2475 per share                  -             -

     Net unrealized (loss)
     on marketable
     securities                        -             -

--------------------------------------------------------------
Balance at
December 30, 1994                    378,262     2,862,000

     Net earnings - 1995                -             -

     Stock options
     exercised, net                     -             -

     Treasury shares issued
     as bonus                         (4,000)       (24,000)

     Cash dividends
     declared,
     $.2575 per share                   -             -

     Net unrealized gain
     on marketable
     securities                         -             -

--------------------------------------------------------------
Balance at
December 29, 1995                    374,262      2,838,000

     Net earnings - 1996                -             -

     Stock options
     exercised, net                     -             -

     Cash dividends
     declared,
     $.26 per share                     -             -

     Minimum pension
     liability changes, net             -             -

     Net unrealized (loss)
     on marketable
     securities                         -             -
--------------------------------------------------------------
Balance at
January 3, 1997                      374,262     $2,838,000


    See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net earnings                                                                $  6,525,000      $ 4,731,000      $ 3,431,000
     Adjustments to reconcile net income to cash and
        cash equivalents provided by operating activities:
          Depreciation and amortization                                             3,785,000        2,594,000        2,275,000
          Gain on sale of investments/fixed assets                                     46,000           42,000             --
          Increase in supplemental benefit program                                    100,000          125,000          176,000
          Recognition of pension expense (income) under FASB #87                       36,000         (136,000)        (280,000)
          Stock compensation programs                                                 582,000          202,000             --
          Change in various allowance accounts                                       (639,000)         (95,000)          91,000
          Treasury stock issued as bonus                                                 --             36,000             --
     (Increase) Decrease in:
          Accounts receivable                                                        (472,000)      (2,028,000)      (2,168,000)
          Inventories                                                              (2,006,000)      (1,785,000)      (1,267,000)
          Prepaid expenses                                                           (115,000)         (75,000)        (199,000)
          Prepaid federal and state income taxes                                        6,000             --             58,000
          Deferred income taxes                                                      (691,000)        (386,000)        (267,000)
          Prepaid pension cost                                                           --               --            (24,000)
          Net cash value of life insurance                                           (433,000)        (571,000)        (548,000)
          Other assets, net                                                          (459,000)        (475,000)        (140,000)
     Increase (Decrease) in:
          Accounts payable                                                          1,613,000          373,000          953,000
          Accrued expenses                                                           (385,000)         902,000        1,062,000
          Federal and state income taxes                                               12,000          (79,000)         (93,000)
          Deferred income taxes                                                       199,000          376,000           31,000
          Other noncurrent liabilities                                                 51,000           35,000          176,000
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by Operating Activities                                           7,755,000        3,786,000        3,267,000
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
          Investments in API Gettys & API Ketema net of cash &
           cash equivalents acquired                                              (17,359,000)            --               --
          Purchases of investments and marketable securities                         (127,000)      (6,233,000)      (2,546,000)
          Additions to property, plant and equipment                               (8,319,000)      (4,585,000)      (1,857,000)
          Proceeds from investments and marketable securities                       6,609,000        1,797,000        7,225,000
          Investment in Harowe Servo Controls Inc.                                       --               --         (5,195,000)
          Proceeds from sale of fixed assets                                           46,000           36,000            7,000
-------------------------------------------------------------------------------------------------------------------------------
Net cash used by Investing Activities                                             (19,150,000)      (8,985,000)      (2,366,000)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
          Exercise of stock options                                                 1,642,000          462,000           28,000
          Payments of long-term obligations, including current maturities          (1,785,000)        (368,000)        (519,000)
          Dividends paid                                                           (1,865,000)      (1,806,000)      (1,730,000)
          Increase in long-term debt                                               15,931,000        6,660,000             --
          (Decrease) increase in short-term Borrowings                             (2,602,000)         602,000        2,000,000
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by Financing Activities                                   11,321,000        5,550,000         (221,000)
-------------------------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                  (74,000)         351,000          680,000

Cash and Cash Equivalents at Beginning of Year                                      2,486,000        2,135,000        1,455,000
-------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                                         $  2,412,000      $ 2,486,000      $ 2,135,000

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 3, 1997, December 29, 1995, and December 30, 1994.

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

     (2) CONSOLIDATION The accounts of all subsidiaries are included in the consolidated financial statements. The fiscal years consisted of 52 weeks, except for 1996 which consisted of 53 weeks and ended on January 3, 1997. The Statement of Earnings and Statement of Cash Flows include the results of API Ketema and API Gettys since April 1, 1996 and April 19, 1996, respectively, the dates of acquisition. The Consolidated Statement of Earnings and Statement of Cash Flows also includes the results of Harowe Servo Controls Inc. since June 30, 1994, the date of acquisition.

     (3) INVENTORIES Inventories are valued at the lower of cost or market, net of progress payments. At January 3, 1997 and December 29, 1995 inventories comprising approximately 61% and 50%, respectively, of total inventories were valued using the last-in, first-out (LIFO) method. Other inventories are priced using the first-in, first-out
          (FIFO) method.

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

          The Company adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. Adoption of this Statement had no impact on the Company's financial position, results of operations, or liquidity.

     (5) GOODWILL The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is separately disclosed, net of accumulated amortization, and is being amortized over 25 years on a straight-line basis. Amortization expense amounted to $163,000 in 1996 and $102,000 in 1995. Accumulated amortization of goodwill at January 3, 1997 was $309,000.

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

     (8) STOCK OPTIONS Proceeds from the sale of common stock issued under employee stock option plans are credited to capital accounts. There are no charges to income with respect to the plans; however, compensation expense is recorded with respect to the increase in value of stock appreciation rights. The Company has adopted certain disclosure requirements as prescribed by FASB Statement No. 123.

     (9) EARNINGS PER SHARE Earnings per share are based on the weighted average number of shares outstanding during each year. Net earnings per common share are based on the weighted average number of common shares outstanding during the respective years. The effect of common stock equivalents, consisting of stock options, on net earnings per common share is not material except on a fully diluted basis in 1996.

     (10) ADVERTISING The Company expenses the production costs of advertising in the year in which the advertising takes place. Total advertising expense in 1996, 1995, and 1994 was $879,000, $874,000, and $664,000,
          respectively.

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


B.   BUSINESS ACQUISITIONS

     BUSINESS ACQUISITIONS On April 1, 1996, API Ketema Inc., a wholly-owned subsidiary of the Company, acquired the assets and assumed certain liabilities of the Heat Transfer Division (HTD) of Ketema, Inc. at a cost of approximately $12,000,000. HTD manufactures shell and tube heat exchangers, refrigeration condensers, and packaged chillers.

     On April 19, 1996, API Gettys Inc., a wholly-owned subsidiary of the Company acquired the assets and assumed certain liabilities of Gettys Corporation and Gettys Property Corporation (Gettys) at a cost of approximately $4,800,000. Gettys manufactures AC and DC servo motors, amplifiers, and control electronics.

     On June 30, 1994, the Company acquired 100% of the stock of Harowe Servo Controls, Inc. (HSC), a Delaware corporation and Harowe Servo Controls (St. Kitts) Limited (HSC Limited), a corporation organized under the laws of the Island of St. Christopher and Nevis, from Hawker Siddeley Holdings Inc., at a cost of approximately $5,200,000.

     The following table presents unaudited pro forma results of operations as if the acquisition of HSC and HSC Limited had occurred on January 1, 1994 and 1993, respectively, and the acquisition of HTD and Gettys had occurred on January 1, 1996 and 1995, respectively, after giving effect to certain adjustments, including amortization of goodwill, loss of interest income on tax-exempt municipal bonds sold to fund the purchase cost, adjusted depreciation of fair value of assets acquired, addition of interest expense on additional debt required to fund the acquisitions, and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions occurred at the beginning of 1995 for Gettys and Ketema and 1993 for HSC and HSC Limited or of results which may occur in the future. Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of the entities because precise estimates of such benefits cannot be quantified.

Thousands of Dollars,
Except per Share Data
(Unaudited)                               1996       1995      1994        1993
-------------------------------------------------------------------------------
Revenues                               $125,778   $116,762   $ 69,631   $ 61,195
Earnings before Income Taxes           $ 10,416   $  4,585   $  5,641   $  3,681
Net Earnings                           $  6,863   $  2,972   $  3,517   $  2,335
Net Earnings Per
    Common Share                       $    .95   $    .42   $    .50   $    .33
Net Earnings Per Common
    Share - Fully diluted              $    .90   $    .41   $     --   $     --


C.   CASH EQUIVALENTS, MARKETABLE SECURITIES, AND INVESTMENTS

     (1) Cash equivalents consist of money market funds, commercial paper, and certificates of deposit with original maturities of three months or less. Marketable securities, consisting of municipal bonds, are carried at market. Investments primarily consist of marketable municipal bonds, which are carried at market. Included in Investments in 1996 and 1995 is $3,272,000 and $6,233,000 of funds obtained under industrial revenue bond financing. Use of these funds is restricted and can only be applied to the purchase of capital assets for the related expansion program.

          For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

          The Company classifies debt and equity securities not classified as either held-to-maturity or trading as "available for sale" and reported at market value. Unrealized gains and losses are reported as a separate component of shareholders' equity.



     (2)  Additional information pertaining to the Consolidated Statement of Cash Flows is as follows:

--------------------------------------------------------------------------------
                                                1996          1995          1994
---------------------------------------------------------------------------------
Cash paid during the year for:

Interest                                  $1,038,000    $  225,000    $  184,000

Income taxes net of tax refunds           $3,598,000    $2,513,000    $2,145,000

D.   INVENTORIES


     The major classes of inventories are as follows:
--------------------------------------------------------------------------------
                                                      1996                  1995
--------------------------------------------------------------------------------
Finished goods                                 $ 3,867,000           $   995,000

Work in process                                  3,834,000             2,538,000

Raw materials                                    9,730,000             7,056,000
--------------------------------------------------------------------------------
                                               $17,431,000           $10,589,000



     Had the cost of all inventories at January 3, 1997 and December 29, 1995 been determined by the FIFO method, the amounts thereof would have been greater by $1,147,000 and $1,187,000, respectively.

E.   OTHER NONCURRENT LIABILITIES

     In 1996 and 1995, other noncurrent liabilities consist of the noncurrent portion of bonus obligations under the Company's incentive plans, deferred compensation associated with the stock appreciation rights granted to the Chief Executive Officer in 1992, and discount on options granted to certain members of the Board of Directors of the Company in lieu of certain directors' fees.

F.   SHORT AND LONG-TERM OBLIGATIONS

     (1) Short-Term Obligations There were no significant short-term borrowings during 1996. As of December 29, 1995, the Company had $2,602,000 outstanding on its line of credit. This amount was outstanding for four business days. The Company had available unsecured, short-term lines of credit totaling $4,232,000 and $7,398,000 at the prime rate on January 3, 1997 and December 29, 1995, respectively.


     (2)  LONG-TERM OBLIGATIONS CONSIST OF THE FOLLOWING:

-------------------------------------------------------------------------------
                                                     1996               1995
--------------------------------------------------------------------------------
Industrial revenue bonds                          $13,405,000        $ 8,112,000
Revolving credit debt                               9,000,000                 --
Supplemental benefit program                        1,098,000          1,144,000
--------------------------------------------------------------------------------
                                                   23,503,000          9,256,000
Less current obligations                            1,292,000            628,000
--------------------------------------------------------------------------------
Long-term obligations                             $22,211,000        $ 8,628,000

     During 1996 the Company entered into a Credit Agreement with Marine Midland Bank which provides an unsecured Revolving Credit facility of $16,000,000. The Revolving Credit matures on March 29, 1999, at which time the Company may convert the amount outstanding under the Revolving Credit to a term loan payable over a four year term. The interest rate on the Revolving Credit as of January 3, 1997, under the LIBOR Rate Option in the Credit Agreement, was 6.33%.

     During the third quarter of 1996, the Company concluded a $6,000,000 15-year industrial revenue bond ("IRB") financing with the Grand Prairie Industrial Development Authority. Substantially all of the proceeds were used in connection with the purchase of the Heat Transfer Division of Ketema, Inc. on April 1, 1996.

     During the fourth quarter of 1995, the Company obtained adjustable rate IRB capital lease financing of $6,660,000 for asset purchases associated with its Air Technologies expansion program.

     Unexpended revenue bond proceeds of $3,272,000 were held and invested by a trustee at the end of 1996 and are included in Investments in the accompanying consolidated balance sheet. Such amount is restricted and can only be applied to the purchase of capital assets for the related expansion program, and such assets will be pledged as collateral for the bonds.

     The adjustable rate IRB capital lease financing is collateralized by assets with a depreciated value of $11,314,000 at January 3, 1997.

     The interest rate on the IRBs approximates 60% of the prime rate and is adjustable every seven days in order for the Remarketing Agent to sell the bonds at par value.

     The following are the weighted average interest and debt expense rates for 1996:

            Industrial Revenue Bonds                          5.51%

            Revolving Credit Debt                             6.13%

     All the industrial revenue bonds are subject to mandatory sinking fund repayment schedules with various dates extending through 2015. The Revolving Credit and each of the IRB's are subject to various restrictive covenants, with respect to which the Company is in compliance.

     Under the supplemental benefit program, the Company provides retirement or death benefits to directors and certain officers meeting specified service requirements. Directors are entitled to an annual benefit of $10,000 per year for ten years. Participating officers are provided an annual benefit equal to 20% of their current salary payable over fifteen years, except for the Chief Executive Officer whose annual benefit, payable over fifteen years, is currently approximately $112,000 and indexed to the Consumer Price Index. In the case of several executives, these benefits will be partially or totally funded through split-dollar life insurance contracts. The estimated future benefits to be paid directly by the Company under this program are accrued over the participants' service lives by estimating the present value of such future benefits assuming a 9% rate of interest. The Company has also invested in company-owned life insurance contracts on the lives of the participants, the cash surrender values of which are recorded in Other Assets. It is actuarially assumed that over the term of this program all costs will be offset by benefits provided from the underlying contracts.

     Over the next five years, the Company will make long-term obligation payments of approximately $1,292,000 in 1997, $1,322,000 in 1998,
     $1,358,000 in 1999, $1,378,000 in 2000, and $1,371,000 in 2001. Such
     amounts exclude the revolving credit.

G.   OPERATING LEASES

     The Company leases certain office and manufacturing facilities and automotive and other equipment through operating leases. Certain of these provide for the payment of taxes, insurance and maintenance costs and most contain renewal options. Net future minimum lease commitments do not have a material impact on the consolidated financial statements. Total rental expense for 1996, 1995, and 1994, was $730,000, $587,000, and $568,000,
     respectively.

H.   EMPLOYEE BENEFITS

     Retirement Plans - In addition to the aforementioned supplemental benefit program, the Company has a defined benefit retirement plan covering all nonunion employees ("Salaried Plan") and makes contributions to union-sponsored plans. Harowe has a defined benefit retirement plan covering all hourly employees in its West Chester, Pennsylvania location ("HSC Hourly Plan"). The total expense for such plans, net of the recognition of net periodic pension income was $392,000, $227,000, and $44,000, in 1996, 1995, and 1994, respectively.

     The following summarizes the funded status of the Company's and Harowe's defined benefit retirement plans:

--------------------------------------------------------------------------------------------------------------
                                                              1996                           1995
                                                       HSC                            HSC
                                                     HOURLY        SALARIED          HOURLY         SALARIED
                                                      PLAN           PLAN             PLAN            PLAN
--------------------------------------------------------------------------------------------------------------
      Actuarial present value of benefit
         obligations

           Vested Benefits                      $   724,000    $ 5,401,000       $   712,000    $ 4,649,000

           Nonvested benefits                        10,000        106,000            17,000         74,000
-------------------------------------------------------------------------------------------------------------
      Accumulated benefit obligations               734,000      5,507,000           729,000      4,723,000
-------------------------------------------------------------------------------------------------------------
      Projected benefit obligations                 724,000      6,556,000           729,000      5,646,000

      Plan assets at fair value                     385,000     10,396,000           393,000      9,336,000
-------------------------------------------------------------------------------------------------------------
      Assets in excess of (less than)
         projected benefit obligation              (339,000)     3,840,000          (336,000)     3,690,000

      Unrecognized prior service cost               187,000             --            13,000         30,000

      Less:

           Accumulated unrecognized net loss             --             --            20,000             --

           Unrecognized net gain (loss) at
              transition being recognized
              over 15 years                         (77,000)       491,000                --        614,000

           Additional minimum liability             107,000

           Unrecognized net gain arising
              since transition                           --      1,492,000                --        973,000
-------------------------------------------------------------------------------------------------------------
      (Accrued) prepaid pension cost            $  (339,000)   $ 2,044,000       $  (316,000)   $ 2,116,000

     Net periodic pension (cost) income associated with the salaried plan and the HSC Hourly Plan for 1996 and 1995 included the following components:


                                               1996                      1995
---------------------------------------------------------------------------------------
                                        HSC                       HSC
                                       HOURLY      SALARIED      HOURLY       SALARIED
                                        PLAN        PLAN          PLAN         PLAN
----------------------------------------------------------------------------------------
Service costs - benefits earned
   during the period                 $ (21,000)   $(577,000)   $ (19,000)   $(347,000)

Interest on projected benefit
   obligations                         (51,000)    (440,000)     (51,000)    (392,000)

Actual return on assets                 14,000      831,000       24,000      754,000

Amortization of transition
   assets and deferrals                  7,000      113,000           --      121,000
----------------------------------------------------------------------------------------
Net periodic pension (cost) income   $ (51,000)   $ (73,000)   $ (46,000)   $ 136,000



     An assumed discount rate of 7.75%, a rate increase in future compensation of 4.0%, and an expected long-term rate of return of 9.0% have been used in determining the actuarial present value of projected benefit obligations of the Salaried Plan for 1996 and 1995. The HSC Hourly Plan includes an assumed discount rate and expected long-term rate of return of 7.5% for 1996 and 1995.

I.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     During 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments". This statement requires that companies disclose the estimated "fair value" of their financial instruments. Financial instruments primarily consist of trade receivables and payables, investments in municipal bond funds, and debt facilities with various third party lenders. At January 3, 1997, management believes the carrying amounts of financial instruments, approximates fair value.

J.   SHAREHOLDERS' EQUITY

     (1) PREFERRED STOCK - None of the Company's authorized 20,000 shares of preferred stock (par value $50 a share) have been issued.

     (2) STOCK OPTIONS - The Company has granted incentive stock options (ISO) to officers and other key employees and nonqualified options (NQO) for 100 common shares to most other employees after one year of employment. The grants were made at an exercise price of not less than 100% of the market value on the date of grant. Options may be exercised in cumulative annual increments of 20% for ISOs and 50% for NQOs beginning one year from the date of grant. All options expire ten years from date of grant.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation expense has been charged to earnings for options granted in 1996 and 1995 since all such options have an exercise price equal to 100% of market value on the date of grant. Had the Company adopted the provisions of FASB Statement No. 123, compensation expense for options granted in 1996 and 1995 would have reduced the Company's net earnings and earnings per share to the pro forma amounts shown below.



                                                                        1996                  1995
                                                                  -----------------     -----------------

        Net earnings:
             As reported                                          $6,525,000            $4,731,000
             Pro forma                                            $6,217,000            $4,636,000

        Earnings per share:
             As reported - per common share                             $.91                  $.67
             As reported - fully diluted                                $.86                  $.65
             Pro forma - per common share                               $.86                  $.65
             Pro forma - fully diluted                                  $.82                  $.63

     The fair value of each option granted in 1996 and 1995 was estimated using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively:

         risk-free interest rates of 6.6% and 7.1%; dividends of 0 and $.19; expected term of 9.2 years and 9.2 years; annual standard deviation (volatility) of 25% and 24%.

     The weighted average fair value of options granted in 1996 and 1995 was $6.32 and $4.67, respectively.

     A summary of the status of options granted under all employee plans and pursuant to the employment of the Company's Chief Executive Officer is presented below.

                                   Number of        Weighted
                                    Shares           Average
                                   Subject to        Exercise
                                    Options          Price ($)
                                   ----------        --------

Outstanding December 31, 1993       781,826           8.18
Granted in 1994                     157,500           6.84
Exercised in 1994                    (7,059)          5.11
Forfeited in 1994                   (41,277)          8.20
-------------------------------------------------------------
Outstanding December 30, 1994       890,990           8.05
Granted in 1995                     214,350           9.22
Exercised in 1995                   (79,430)          7.76
Forfeited in 1995                   (14,085)          7.49
-------------------------------------------------------------
Outstanding December 29, 1995     1,011,825           8.33
Granted in 1996                     212,500          12.48
Exercised in 1996                  (181,081)          8.58
Forfeited in 1996                   (41,287)          8.04
-------------------------------------------------------------
Outstanding January 3, 1997       1,001,957           9.15



     The number of shares subject to options exercisable at the end of 1996, 1995, and 1994 were 488,087, 470,970, and 486,315, respectively.

     The following table summarizes information about options outstanding at January 3, 1997:

                                Options Outstanding                                 Options Exercisable
      ------------------------------------------------------------------------  -----------------------------
                                                Weighted-
                                                 average         Weighted-                       Weighted-
            Range of                            remaining         average                         average
            Exercise            Number         contractual       exercise           Number        exercise
           Prices ($)         Outstanding          life          price ($)        exercisable    price ($)
      ------------------------------------------------------------------------  -----------------------------

        6.625 -  9.76            709,046         6.1 years           7.93            419,026          7.87
       10.50 -  13.00            288,911         7.8 years          12.00             69,061         10.95
               17.625              4,000         9.9 years          17.63                  0             -

     On June 16, 1992, the Company's new Chief Executive Officer was granted options to acquire 200,000 shares of the Company's common stock, along with 50,000 stock appreciation rights (SARs) which must be exercised in tandem with the exercise of the options at the rate of one SAR for each four options exercised. The options and SARs have a term of ten years, are exercisable at $7.75 per share or right, the fair market value at date of grant, and become exercisable over a five year period at the rate of 20% per year. Data related to the CEO options are included in the tables above. The Company recorded compensation expense of $452,000 and $148,000 in 1996 and 1995, respectively, in connection with the increase in value of the SARs.

     Beginning on July 1, 1995, the Company has granted stock options to certain directors of the Company on the first day of each calendar quarter under the 1995 Directors Stock Option Plan. Under this plan, a director may elect to receive options in lieu of his annual cash retainer and meeting fees. The option exercise price is 30% of the fair market value of a share on the date of grant, and the cash fees foregone by the director are equivalent to 70% of the fair market value. Options become exercisable six months after date of grant and expire ten years from date of grant. Options outstanding January 3, 1997 totaled 23,336 shares, of which 16,179 were exercisable on that date and 26,664 shares were available for future grants of options under the plan.


K.   INVESTMENT INCOME

     Investment income consists of the following:


       -------------------------------------------------------------------------
                                                 1996         1995        1994
       -------------------------------------------------------------------------

       Gain on sale of investments            $ 27,000     $     --     $  2,000

       Interest and dividend income            300,000      257,000      367,000
       -------------------------------------------------------------------------
                                              $327,000     $257,000     $369,000

L.  INCOME TAXES

     The provision for income taxes includes the following:
-------------------------------------------------------------------------------
                                 1996                 1995                 1994
-------------------------------------------------------------------------------
Federal:
   Current                     $ 3,434,000        $ 2,114,000       $ 1,830,000
   Deferred                       (421,000)             4,000          (187,000)
State:
   Current                         527,000            368,000           280,000
   Deferred                        (71,000)             4,000           (49,000)
-------------------------------------------------------------------------------
                               $ 3,469,000        $ 2,490,000       $ 1,874,000


The provision for income taxes for 1996 does not include the tax benefit of $346,000 associated with the exercise of stock options which has been credited to paid in capital.

Deferred tax liabilities (assets) at January 3, 1997 and December 29,1995 are comprised of the following:


--------------------------------------------------------------------------------
                                                       1996              1995
--------------------------------------------------------------------------------
   Accelerated depreciation                        $   662,000      $   662,000

   Pension                                             780,000          844,000

   Other                                               340,000          311,000
--------------------------------------------------------------------------------
   Gross deferred tax liabilities                    1,782,000        1,817,000
--------------------------------------------------------------------------------
   Deferred compensation                              (803,000)        (623,000)

   Various reserves                                   (824,000)        (634,000)

   Other                                              (832,000)        (698,000)
--------------------------------------------------------------------------------
   Gross deferred tax assets                        (2,459,000)      (1,955,000)
--------------------------------------------------------------------------------
   Deferred tax assets valuation allowance                  --               --
--------------------------------------------------------------------------------
                                                   $  (677,000)     $  (138,000)

     The provision for income tax differs from the federal statutory rate of 34% due to the following:


-------------------------------------------------------------------------------
                                                     1996      1995       1994
-------------------------------------------------------------------------------
Statutory rate                                      34.0%      34.0%      34.0%

State income taxes, less federal effect              2.9        3.3        2.9

Nontaxable investment income                        (0.6)      (0.9)      (1.7)

Effect of undistributed net earnings
   of foreign subsidiaries                          (1.3)      (2.2)        --

Other                                               (0.3)       0.3        0.1
-------------------------------------------------------------------------------
Effective tax rate                                  34.7%      34.5%      35.3%

     The Company has not recorded deferred income taxes applicable to undistributed earnings of a foreign subsidiary that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $978,000 at January 3, 1997. If the earnings of such foreign subsidiary were not reinvested, a deferred tax liability of approximately $374,000 would have been required.


M.   SUBSEQUENT EVENT

     On January 31, 1997, API Schmidt-Bretten GmbH, a newly formed wholly-owned subsidiary of the Company organized under the laws of the Federal Republic of Germany, acquired all of the shares of Schmidt-Bretten GmbH from Deutz Aktiengesellschaft, formerly Kloeckner-Humboldt-Deutz AG, and KHD Humboldt Wedag Aktiengesellschaft, both stock corporations organized under the laws of the Federal Republic of Germany. Neither seller is affiliated with the Company or any of its affiliates. The purchase price of DM 13,000,000 (approximately $7,900,000) was based upon the unaudited balance sheet of Schmidt-Bretten GmbH at December 31, 1996. An amount of DM 10,000,000 (approximately $6,100,000) was paid in cash on January 31, 1997 and a note for DM 3,000,000 (approximately $1,800,000) is due and payable on December 31, 1997. Payment of this final installment, which is subject to interest at a per annum rate of 5.5% commencing as of January 31, 1997, is guaranteed by the Company. The acquisition will be accounted for as a purchase in 1997 in accordance with APB No. 16 Business Combinations.

     The Company funded this transaction with funds borrowed under an existing Credit Agreement with Marine Midland Bank dated March 29, 1996.

N.   BUSINESS SEGMENT DATA

     The Company conducts operations in three major industrial classifications:
     Heat Transfer Technology, Motion Technologies, and Electronic Components. The operations of the Heat Transfer Technology segment include the production and sale of water and air-cooled heat transfer equipment to industrial customers. Operations of the Motion Technologies segment comprises production and sale of electro-magnetic clutches and brakes, high performance servo motors, stepper motors, controllers, and resolvers. Operations of the Electronic Components segment involve production and sale of inductors and coils.

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

     Export sales, principally to Europe, Canada, Mexico, and Asia, were approximately 15% of consolidated sales for 1996. In 1995 and 1994, export sales were 14% and 17%, respectively of consolidated sales.

Information about the Company's operations in different industries, stated in thousands of dollars, are as follows:


-------------------------------------------------------------------------------
                                              1996          1995          1994
-------------------------------------------------------------------------------
REVENUES
     Heat Transfer                          $  63,536    $  40,819    $  33,276
     Motion                                    40,016       28,599       19,674
     Electronic Components                     13,231       12,985       11,946
     General Corporate                            327          257          369
--------------------------------------------------------------------------------
Consolidated                                $ 117,110    $  82,660    $  65,265
--------------------------------------------------------------------------------
OPERATING PROFIT
     Heat Transfer                          $   8,230    $   5,542    $   5,331
     Motion                                     3,908        2,466          614
     Electronic Components                      2,300        2,058        1,790
--------------------------------------------------------------------------------
          Combined                             14,438       10,066        7,735
     General Corporate expense, net            (3,149)      (2,607)      (2,210)
     Interest and debt exense                  (1,295)        (238)        (220)
--------------------------------------------------------------------------------
Earnings before income taxes                $   9,994    $   7,221    $   5,305
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
     Heat Transfer                          $  42,357    $  23,673    $  14,607
     Motion                                    22,274       15,179       12,370
     Electronic Components                      6,488        6,821        6,071
     General Corporate                         10,893       12,118       12,296
--------------------------------------------------------------------------------
Total assets                                $  82,012    $  57,791    $  45,344
--------------------------------------------------------------------------------
DEPRECIATION
     Heat Transfer                          $   1,378    $     877    $     735
     Motion                                     1,593          964          637
     Electronic Components                        534          558          598
     General Corporate                             58           61           62
--------------------------------------------------------------------------------
Total Depreciation                          $   3,563    $   2,460    $   2,032
--------------------------------------------------------------------------------
NET CAPITAL EXPENDITURES
     Heat Transfer                          $   5,878    $   1,789    $   1,358
     Motion                                       842        2,218          188
     Electronic Components                        575          449          259
     General Corporate                             77           33           10
--------------------------------------------------------------------------------
Total net capital expenditures              $   7,372    $   4,489    $   1,815
--------------------------------------------------------------------------------

O.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                                 FISCAL
                                         FIRST           SECOND        THIRD         FOURTH        YEAR
---------------------------------------------------------------------------------------------------------
                                                       (Thousands except per share information)
1996
Revenues                            $      22,022 $      31,541 $      31,658 $      31,889 $     117,110
Gross profit                                7,380        10,102        10,613        11,036        39,131
Net earnings                                1,399         1,573         1,736         1,817         6,525
Net earnings per common share                 .20           .22           .24           .25           .91
Net earnings per common share
     - fully diluted                          .19          .021           .23           .24           .86
Cash dividends declared per share            .065          .065          .065          .065           .26


                                                                                                     1995
Revenues                            $      19,289 $      20,360 $      20,850 $      22,161 $      82,660
Gross profit                                6,254         6,410         7,264         7,186        27,114
Net earnings                                1,042         1,122         1,200         1,367         4,731
Net earnings per common share                 .15           .16           .17           .19           .67
Net earnings per common share
     - fully diluted                          .15           .16           .16           .19           .65
Cash dividends declared per share           .0625          .065          .065          .065         .2575




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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          The information required by this item concerning the directors and executive officers of the Company, appearing in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which has been filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
          The information required by this item concerning executive compensation appearing in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which has been filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

 a) & b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          ---------------------------------------------------------------

          The information required by this item, appearing in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which has been filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

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

          b)  CERTAIN BUSINESS RELATIONSHIPS
              ------------------------------

                None.

          c)  INDEBTEDNESS OF MANAGEMENT
              --------------------------

                None.

          d)  TRANSACTIONS WITH PROMOTERS
              ---------------------------

                None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------


                                                                                             PAGE IN
         a)     1.  FINANCIAL STATEMENTS                                                     FORM 10-K
                    --------------------                                                     ----------
                    Report of Independent Accountants                                              16
                    Consolidated Balance Sheet                                                  17-18
                    Consolidated Statement of Earnings                                             19
                    Consolidated Statement of Shareholders' Equity                                 20
                    Consolidated Statement of Cash Flows                                           21
                    Notes to Consolidated Financial Statements                                  22-38


                2.  FINANCIAL STATEMENT SCHEDULES
                    -----------------------------
                    All schedules are omitted because they are inapplicable,
                    immaterial, or not required under the instructions, or the information is included in the financial statements or notes thereto.

         b)     REPORTS ON FORM 8-K
                -------------------
                There were no reports on Form 8-K for the three months ended
                January 3, 1997.

         c)     EXHIBITS
                --------

                    Exhibit No.
                    -----------
                      2-A           Management Agreement dated December
                                       23, 1994 among American Precision
                                       Industries Inc., Gettys Corporation,
                                       and Gettys Property Corporation,
                                       including List of Exhibits, List of
                                       Schedules, and Exhibit D - Asset
                                       Purchase Agreement                                        m.

                      2-B           Credit Agreement between American
                                       American Precision Industries Inc.
                                       and Marine Midland Bank dated
                                       March 29, 1996                                            k.

                      3-A           Restated Certificate of Incorporation,
                                        as amended on April 26, 1991                             e.

                      3-B           Restated By-Laws, as amended on
                                    June 16, 1992                                                g.

          C.    EXHIBITS (CONTINUED)
                --------------------
                EXHIBIT NO.
                -----------
                  * 10-A            Form of Agreement relating to the
                                        Directors Supplemental Death Benefit
                                        and Fee Continuation Plan, as amended
                                        March 11, 1991                                           b.

                  * 10-B            Form of Agreement relating to the
                                        Executive Supplemental Death Benefit
                                        and Retirement Plan, as amended on
                                        March 11, 1991                                           b.

                  * 10-C            Form of Indemnification Agreement with
                                        directors dated February 25, 1991                        c.

                  * 10-D            Form of Indemnification Agreement with
                                        officers dated February 25, 1991                         b.

                  * 10-E            Long-Term Incentive Stock Option Plan                        c.

                  * 10-F            1989 Stock Option Plan                                       d.

                  * 10-G            Amendment to the American Precision
                                        Industries Inc. 1989 Stock Option Plan                   j.

                  * 10-H            Executive Employment Agreement dated
                                        April 14, 1992 between Kurt Wiedenhaupt
                                        and American Precision Industries Inc.                   f.

                  * 10-I            Stock Option and Tandem Stock Appreciation
                                        Rights Agreement dated June 16, 1992
                                        between Kurt Wiedenhaupt and American
                                        Precision Industries Inc.                                f.
                  * 10-J            Agreement dated April 24, 1992 between
                                        Robert J. Fierle and American Precision
                                        Industries Inc.                                          f.
                  * 10-K            Life Insurance Split-Dollar Agreement
                                        dated August 26, 1992 between Kurt
                                        Wiedenhaupt and American Precision
                                        Industries Inc.                                          h.

                  * 10-L            Executive Supplemental Retirement Plan
                                        dated July 1, 1992 between Kurt
                                        Wiedenhaupt and American Precision
                                        Industries Inc.                                          h.


         c.     Exhibits (continued)
                --------------------
                Exhibit No.
                -----------
                  * 10-M           1993 Employees Stock Option Plan                     i.

                  * 10-N            Amendment to the American Precision Industries
                                       Inc. 1993 Employees Stock Option Plan            j.

                  * 10-O            1995 Directors Stock Option Plan                    j.

                  * 10-P            1995 Employees Stock Option Plan                    j.

                  * 10-Q            Form of Change in Control Agreement between
                                        American Precision Industries Inc. and
                                        James W. Bingel, John M. Murray, Craig J.
                                        VanTine, and Richard S. Warzala dated
                                        October 21, 1996                                l.

                  * 10-R            Change in Control in Agreement between
                                        American Precision Industries Inc. and
                                        Kurt Wiedenhaupt dated July 1, 1996             l.

                  * 10-S            Amendment to and Restatement of Executive
                                        Employment Agreement between American
                                        Precision Industries Inc. and Kurt
                                        Wiedenhaupt dated July 1, 1996                  l.

                  * 10-T            First Amendment to American Precision
                                        Industries Inc. Grant of Restricted Stock
                                        and bonus to Kurt Wiedenhaupt dated
                                        July 1, 1996                                    l.

                  * 10-U            Executive Supplemental Retirement Plan
                                        (as restated) between American Precision
                                        Industries Inc. and Kurt Wiedenhaupt dated
                                        July 1, 1996                                    l.

                  * 10-V            Amendment to Life Insurance Split-Dollar
                                        Agreement between American Precision
                                        Industries Inc. and Kurt Wiedenhaupt
                                        dated as of July 1, 1994                        l.

                  * 10-W            Life Insurance Split-Dollar (as restated)
                                        between American Precision Industries
                                        Inc. and Kurt Wiedenhaupt dated
                                        July 1, 1996                                    l.



               11   Computation of Earnings Per Share                                          **

               21   List of Subsidiaries                                                       **

               23   Consent of independent accountants                                    Page 49 of
                                                                                          Form 10-K

               27   Financial Data Schedule                                                    **

*     Management Contract or Compensatory Plan or Agreement.

**    Documents filed herewith.

               a. Incorporated by reference to Exhibits A and B in the definitive Proxy Statement dated March 22, 1991.

               b.   Incorporated by reference to Exhibits 10A-D in the Annual
                    Report on Form 10-K for the fiscal year ended December 28, 1990.

               c.   Incorporated by reference to Exhibit 4.4 in the Registration
                    Statement on Form S-8 (#2-85320), filed July 22, 1983.

               d. Incorporated by reference to Exhibit 4(a) in the RegistrationStatement on Form S-8 (#33-31315) filed
                    September 28, 1989.

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

               k.   Incorporated by reference to Exhibit 2(iii) in the Quarterly
                    Report on Form 10-Q for the fiscal quarter ended March 29, 1996.

               l. Incorporated by reference to Exhibits 10(i)-(vii) in the Quarterly Report on Form 10-Q for the fiscal quarter ended
                    September 27, 1996.

               m. Incorporate by reference to Exhibit 2-A in the Annual Report on Form 10-K from the fiscal year ended December 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AMERICAN PRECISION INDUSTRIES INC.




March 21, 1997                              By: /s/ Kurt Wiedenhaupt
                                               -------------------------------
                                               Kurt Wiedenhaupt
                                                        President and Director




March 21, 1997                              By: /s/ Bruce McH. Kirchner
                                                ------------------------------
                                                Bruce McH. Kirchner
                                                        Chief Financial Officer




March 21, 1997                              By: /s/ John M. Murray
                                                ------------------------------
                                                John M. Murray
                                                        Vice President-Finance
                                                        and Treasurer




March 21, 1997                              By: /s/ Thomas M. Huebsch
                                                -------------------------------
                                                Thomas M. Huebsch
                                                        Corporate Controller

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert J. Fierle                                     February 25, 1997
---------------------------------------                  ---------------------
Robert J. Fierle  Chairman of the Board                  Date


/s/ John M. Albertine                                    February 25, 1997
---------------------------------------                  ---------------------
John M. Albertine              Director                  Date



/s/ Bernard J. Kennedy                                   February 25, 1997
---------------------------------------                  ---------------------
Bernard J. Kennedy             Director                  Date



/s/ Douglas J. MacMaster                                 February 25, 1997
---------------------------------------                  ---------------------
Douglas J. MacMaster           Director                  Date


/s/ Klaus K. Oertel                                      February 25, 1997
---------------------------------------                  ---------------------
Klaus K. Oertel                Director                  Date


/s/ William P. Panny                                     February 25, 1997
---------------------------------------                  ---------------------
William P. Panny               Director                  Date


/s/ Victor Rice                                           February 25, 1997
---------------------------------------                  ---------------------
Victor Rice                    Director                   Date


/s/ Jerre L. Stead                                        February 25, 1997
---------------------------------------                  ---------------------
Jerre L. Stead                 Director                   Date


/s/ Kurt Wiedenhaupt                                      February 25, 1997
---------------------------------------                  ---------------------
Kurt Wiedenhaupt               Director                   Date

                                    * * * * *

          Safe Harbor Statement Under the Private Securities Litigation
                               Reform Act of 1995:


With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements based upon current expectations and are discussed, made or incorporated by reference pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks and uncertainties include, but are not limited to, the possibility that the sales revenues are not achieved, as well as the risks and uncertainties associated with general economic cycles in either North America or Europe. The Registrant disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this Report.

                                    * * * * *

                                  EXHIBIT INDEX
                                  -------------

                11         Computation of Earnings Per Share

                21         Subsidiaries of the Registrant

                23         Consent of Independent Accountants

                27         Financial Data Schedule