Form 10-Q
period 1997-04-04
AMERICAN PRECISION INDUSTRIES INC
filed 1997-05-19
CIK 5657

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended April 4, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                16-1284388
-------------------------------                ---------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)



2777 WALDEN AVENUE,  BUFFALO, NEW YORK                         14225
--------------------------------------                       ---------
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

                      Number of shares of outstanding stock
                            on May 8, 1997 7,363,700

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)




                                                          First Quarter Ended
                                               ---------------------------------------
                                                   1997                       1996
                                                   March                      March
                                               -------------             -------------

NET SALES                                      $  35,843,000             $  21,948,000
INVESTMENT INCOME                                     28,000                    74,000
                                               -------------             -------------

REVENUES                                          35,871,000                22,022,000
                                               -------------             -------------

COSTS AND EXPENSES
   Cost of products sold                          24,518,000                14,568,000
   Selling and administrative                      7,347,000                 4,859,000
   Research and product development                  703,000                   314,000
   Interest and debt expense                         458,000                   140,000
                                               -------------             -------------
                                                  33,026,000                19,881,000
                                               -------------             -------------


EARNINGS BEFORE INCOME TAXES                       2,845,000                 2,141,000

FEDERAL AND STATE INCOME TAXES                       960,000                   742,000
                                               -------------             -------------

NET EARNINGS                                    $  1,885,000              $  1,399,000
                                               =============             =============

NET EARNINGS PER SHARE                                 $0.26                     $0.20
                                               =============             =============

AVERAGE SHARES OUTSTANDING                         7,316,000                 7,142,000
                                               =============             =============

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
      (Unaudited)


                                                                        1997              1996
                                                                        March            December
                                                                     ------------       ------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $  1,329,000       $  2,412,000
  Accounts receivable less allowance for doubtful
   accounts of $752,000 and $487,000                                   22,302,000         17,912,000
  Inventories                                                          22,685,000         17,431,000
  Prepaid expenses                                                      1,476,000          1,137,000
  Deferred income tax benefit                                           2,094,000          2,094,000
                                                                     ------------       ------------
                TOTAL CURRENT ASSETS                                   49,886,000         40,986,000

INVESTMENTS                                                             3,021,000          3,279,000

OTHER ASSETS
  Cost in excess of net assets acquired                                 6,072,000          4,472,000
  Prepaid pension cost                                                  2,099,000          2,104,000
  Net cash value of life insurance                                      2,659,000          2,655,000
  Other                                                                 1,161,000          1,310,000

                                                                     ------------       ------------
                                                                       11,991,000         10,541,000

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                    665,000            665,000
  Buildings and improvements                                           14,157,000         13,549,000
  Machinery, equipment and furniture                                   40,108,000         32,589,000
  Construction In process                                               3,191,000          1,502,000

                                                                     ------------       ------------
                                                                       58,121,000        48,305,000
  Less accumulated depreciation                                        22,034,000        21,099,000
                                                                     ------------       ------------

                NET PROPERTY, PLANT AND EQUIPMENT                      36,087,000        27,206,000


                                                                    $  100,985,000    $  82,012,000
                                                                    ==============    =============


                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
        (Unaudited)


                                                               1997                1996
                                                               March              December
                                                          ------------           ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
   Short-term borrowings                                  $  2,960,000           $    -
   Accounts payable                                         11,273,000             8,511,000
   Accrued compensation and payroll taxes                    6,043,000             5,167,000
   Other accrued expenses                                    4,978,000             1,341,000
   Dividends payable                                            -                    471,000
   Current portion of long-term obligations                  1,296,000             1,292,000
   Federal and state income taxes                              746,000                12,000

                                                          ------------           -----------
                TOTAL CURRENT LIABILITIES                   27,296,000            16,794,000
                                                          ------------           -----------

DEFERRED INCOME TAXES                                        1,417,000             1,417,000

OTHER NONCURRENT LIABILITIES                                   679,000             1,046,000

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                 28,908,000            22,211,000

SHAREHOLDERS' EQUITY
 Common stock, par value $.66 2/3 a share:
   Authorized - 10,000,000 shares
   Issued- 7,697,454 and 7,666,011 shares                    5,131,000             5,110,000
 Additional paid-in capital                                 11,270,000            11,065,000
 Retained earnings                                          29,210,000            27,281,000
 Equity adjustment from foreign currency translation           (14,000)                  -
 Minimum pension liability, net of tax                         (74,000)              (74,000)
                                                          ------------           -----------
                                                            45,523,000            43,382,000
 Less cost of 374,262 treasury shares                        2,838,000             2,838,000
                                                          ------------           -----------

        TOTAL SHAREHOLDERS' EQUITY                          42,685,000            40,544,000
                                                          ------------           -----------

                                                       $   100,985,000          $ 82,012,000
                                                       ===============          ============



                          AMERICAN PRECISION INDUSTRIES

                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
           (Unaudited)


                                                                                 THREE MONTHS ENDED
                                                                            ----------------------------
                                                                               1997              1996
                                                                               March            March
                                                                            -------------- -------------

Cash Flows from Operating Activities
  Net Income                                                               $ 1,885,000      $ 1,399,000
  Adjustments to reconcile net income to cash and
     cash equivalents provided by operating activities:
       Depreciation and amortization                                         1,333,000          781,000
       Write-off of fixed assets                                                42,000               --
       (Loss) Gain on sale of investments/fixed assets                         (80,000)          10,000
       Increase in supplemental benefit program                                 24,000           32,000
       Recognition of pension expense under SFAS 87                              4,000               --
       Stock compensation programs                                            (105,000)         298,000
       Change in various allowance accounts                                 (2,077,000)           2,000
  (Increase) Decrease in:
       Accounts receivable                                                  (2,606,000)      (1,486,000)
       Inventories                                                           2,402,000       (1,459,000)
       Prepaid expenses                                                       (290,000)          60,000
       Deferred income taxes                                                   (33,000)         (25,000)
       Net cash value of life insurance                                         (4,000)              --
       Other assets, net                                                       143,000         (130,000)
  Increase (Decrease) in:
       Accounts payable                                                        788,000        1,669,000
       Accrued expenses                                                     (2,626,000)        (751,000)
       Federal and state income taxes                                          766,000          662,000
       Other noncurrent liabilities                                           (262,000)        (333,000)
                                                                           -----------      -----------
            Net cash (used) provided by Operating Activities                  (696,000)         729,000
                                                                           -----------      -----------
Cash Flows from Investing Activities
       Investment in API Schmidt-Bretten, net of cash &
        cash equivalents acquired                                           (5,927,000)              --
       Purchases of investments and marketable securities                           --          (20,000)
       Additions to property, plant and equipment                           (2,421,000)      (1,228,000)
       Proceeds from investments and marketable securities                     257,000        1,641,000
       Proceeds from sale of fixed assets                                       97,000               --
                                                                           -----------      -----------
            Net cash  (used) provided by Investing Activities               (7,994,000)         393,000
                                                                           -----------      -----------
Cash Flows from Financing Activities
       Exercise of stock options                                               226,000          205,000
       Payments of long-term obligations, including current maturities        (327,000)        (155,000)
       Dividends paid                                                         (471,000)        (463,000)
       Increase in long-term debt                                            7,005,000               --
       Increase (decrease) in short-term Borrowings                          1,191,000       (1,832,000)
                                                                           -----------      -----------
            Net cash provided (used) by Financing Activities                 7,624,000       (2,245,000)
                                                                           -----------      -----------

Effect of Exchange Rate Changes                                                (17,000)              --
                                                                           -----------      -----------

Net (Decrease) in Cash and Cash Equivalents                                 (1,083,000)      (1,123,000)

Cash and Cash Equivalents at Beginning of Year                               2,412,000        2,486,000
                                                                           -----------      -----------

Cash and Cash Equivalents at End of Period                                 $ 1,329,000      $ 1,363,000
                                                                           ===========      ===========

                          AMERICAN PRECISION INDUSTRIES

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        First Quarter Ended April 4, 1997


Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of April 4, 1997, and the Consolidated Statement of Earnings and the Consolidated Statement of Cash Flows for the periods ended April 4, 1997 and March 29, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow at April 4, 1997 and for all periods presented have been made. The Consolidated Balance Sheet as of April 4, 1997 includes the assets, liabilities and resulting goodwill of API Schmidt-Bretten acquired as of January 31, 1997. The Consolidated Statements of Earnings and Cash Flows for the period ended April 4, 1997 also include the results of API Schmidt-Bretten since the date of acquisition.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders.


Note B         Inventories
------         -----------

               It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note C         Long-Term Obligations
------         ---------------------

Long Term Obligations



                                                            April 4,1997
                                            -------------------------------------------
                                            Outstanding       Current        Long-Term
                                            -----------     -----------     -----------


Industrial Revenue Bonds                    $13,126,000     $ 1,115,000     $12,011,000

Supplemental Benefit Program                  1,078,000         181,000         897,000

Revolving Credit Debt                        16,000,000              --      16,000,000
                                            -----------     -----------     -----------

                                            $30,204,000     $ 1,296,000     $28,908,000
                                            ===========     ===========     ===========



Note D         Earnings Per Share
------         ------------------

               Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. The effect of common stock equivalents, consisting of stock options, on net earnings per common share is not material.

               During the first quarter of 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary earnings per share required by Accounting Principles Board Opinion No. 15, "Earnings Per Share," with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator in the basic earnings per share computation to the numerator and denominator in the diluted earnings per share computation.

               Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings.

               SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, after the effective date all prior period earnings per share data presented shall be restated to conform with the provisions of SFAS No. 128.

               The Company has considered the potential impact of SFAS No. 128 and has concluded that the effect of adoption will not have a material effect on earnings per share.


Note E         Foreign Currency Translation
------         ----------------------------

               The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from foreign currency translation, a separate component of stockholder's equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. From time to time, the Company becomes exposed to exchange rate risk when its U.S. and non-U.S. subsidiaries enter into transactions in currencies other than their functional currency. The Company enters into foreign exchange contracts, where possible, to hedge this risk.

                MANAGEMENT'S DISCUSSION AND ANALYSIS AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


REVENUES

Consolidated revenues in the first quarter of 1997 increased 62.9% as compared with the previous year. Sales within the Heat Transfer segment increased 96.6% as compared to the prior year. The favorable impact of the acquisitions of API Ketema and API Schmidt-Bretten GmbH, which occurred on April 1, 1996 and January 31, 1997, respectively, represents the greatest contributing factor to the sales performance of this business segment. The increase in sales for API Heat Transfer was also favorably impacted by the volume of orders booked for aluminum air-to-air heat exchangers. The water cooled shell and tube business, while providing sales growth in the first quarter, has begun to feel the effects of a softening in market demand as evidenced by lower levels of orders booked. The Electronic Components segment sales increased 12.5%, due principally to increased volume of standard axial leaded products, offset by higher volume but lower sales prices in surface mounted products due to competitive pricing pressures. The increase in sales of the Motion Technologies segment of 39.1% is related to the positive effects achieved as a result of the acquisition of API Gettys, which occurred on April 19, 1996. Increased sales of stepper drives and resolvers also contributed to the increase in this segment's sales.

Bookings of customer orders in the first quarter of 1997 were $40.3 million, up 59.0% as compared to the same period of the prior year. The Company's consolidated backlog of firm orders at April 4, 1997 was $47.3 million, up 42.6% from $33.2 million in 1996. The backlog at April 4, 1997 includes $12.2 million for API Ketema, API Gettys, and API Schmidt-Bretten GmbH.


COST OF PRODUCTS SOLD

The cost of products sold represents 68.2% in the first quarter of 1997 as compared to 66.2% for the same period of 1996. This increase is due to higher manufacturing overhead spending and subcontracting and direct labor costs within the Heat Transfer segment of the business.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, expressed as a percentage of net sales, declined to 20.5% in the first quarter of 1997 from 22.1% in the first quarter of 1996. This trend reflects management's continued efforts to grow the business while maintaining general overhead costs at a minimum. The dollar increase is due to a combination of the following: (1) the acquisitions of API Ketema, API Gettys, and API Schmidt-Bretten GmbH; (2) higher commission expense due to the increased sales; (3) slightly higher provisions recorded under the Company's incentive compensation program; and (4) other administrative expenses associated with directly growing certain business units.

RESEARCH AND PRODUCT DEVELOPMENT

The increase in research and product development reflects the acquisitions of API Ketema, API Gettys, and API Schmidt-Bretten GmbH combined with increased research and development activities in the Motion Technologies segment.


INTEREST AND DEBT EXPENSE

The increase in interest and debt expense is due to the following transactions:
(1) industrial revenue bond financing in connection with the purchase of API Ketema in April 1996; and (2) increased usage of the revolving line of credit primarily associated with the acquisitions of API Ketema, API Gettys, and API Schmidt-Bretten GmbH.


NET EARNINGS

Net earnings increased 34.7% as compared to the prior year. This increase is the direct result of the positive impact achieved from the successful integration of the acquistions of API Ketema, API Gettys Inc., and API Schmidt-Bretten GmbH, offset by higher interest costs related to these acquistions.


FINANCIAL POSITION

On January 31, 1997, the Company borrowed $6,111,000 under its Revolving Credit facility and a subsidiary issued a note payable for $1,791,000, which is due and payable on December 31, 1997, to fund the acquisition of API Schmidt-Bretten GmbH. Payment of this note, which is subject to interest at a per annum rate of 5.5% commencing as of January 31, 1997, is guaranteed by the Company.

The Company has available short-term lines of credit which it utilizes from time to time to fund current operations. Future acquisitions may require the Company to arrange additional credit facilities with lenders or procure financing through issuance of debt or equity securities.

Comparative information on the Company's liquidity position follows ($000 omitted):


                                               1997       1996
                                              March       March
                                       --------------   -------------

               Net working capital           $22,590     $19,089
               Current ratio                     1.8         2.5
               Cash and cash equivalents      $1,329      $1,209

                                         For the three months ended
                                       ------------------------------
                                               1997        1996
                                               March       March
                                       --------------   -------------
               Cash flow from operations       $(696)       $729
               Capital expenditures           $2,421      $1,228

The decrease in cash flow from operations is primarily due to increased accounts receivable combined with the payment of bonuses under the Company's incentive compensation program.

The increase in capital expenditures reflects the Company's continued investment in new machinery and equipment in both the Heat Transfer and Motion Technology segments.

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                      Expressed as a Percentage of Revenues



                Components of Consolidated Statement of Earnings
                     Expressed as a Percentage of Revenues
                ------------------------------------------------


                                        First Quarter Ended
                                        -------------------
                                           1997     1996
                                           March   March
                                        ---------  ---------

Revenues                                   100.0     100.0
                                           -----     -----
Costs and Expenses

    Cost of products sold                   68.4      66.2

    Selling and administrative              20.5      22.1

    Research and product development         2.0       1.4

    Interest and debt expense                1.3       0.6
                                           -----     -----
                                            92.2      90.3
                                           -----     -----

Earnings before Income Taxes                 7.8       9.7

Federal and State Income Taxes               2.7       3.4
                                           -----     -----

Net Earnings                                 5.1       6.3
                                           =====     =====

Federal and State Income Taxes
      as a percentage of Earnings
      Before Income Taxes                   33.7      34.7
                                           =====     =====

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 1.        Legal Proceedings
-------        -----------------

               None


Item 2.        Changes in Securities
-------        ---------------------

               None


Item 3.        Defaults Upon Senior Securities
-------        -------------------------------

               None


Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

               None


Item 5.        Other Information
-------        -----------------

               None


Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

               (a)      Exhibits

                        See the index to exhibits immediately preceding the exhibits filed with this report.


               (b)      Reports on Form 8-K

                        The Company filed a Form 8-K on February 14, 1997 reporting the acquisition of Schmidt-Bretten GmbH on January 31, 1997.

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                                   * * * * * *

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
               --------------------------------------------------
                          LITIGATION REFORM ACT OF 1995
                          -----------------------------

         Certain matters discussed in this Report, with exception of historical information, include forward-looking statements, which are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. Some important factors that could cause results to differ from forward-looking statements are the risks and uncertainties associated with general economic cycles in either North America or Europe, significant changes in competitive factors, the timing of various corporate acquisitions and programs, and the other risks and uncertainties discussed in all documents filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date hereof.

                                   * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN PRECISION INDUSTRIES INC.


/s/ Bruce McH. Kirchner
------------------------------
Bruce McH. Kirchner
Chief Financial Officer


/s/ Thomas M. Huebsch
------------------------------
Thomas M. Huebsch
Chief Accounting Officer

May 16, 1997

                                  EXHIBIT INDEX
                                  -------------



11         Computation of net income per share.


27         Financial Data Schedule