Form 10-Q
period 1997-07-04
AMERICAN PRECISION INDUSTRIES INC
filed 1997-08-18
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended July 4, 1997
                                        ------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     16-1284388
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

2777 WALDEN AVENUE,  BUFFALO, NEW YORK                      14225
-----------------------------------------                 ---------
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

                      Number of shares of outstanding stock
                          on August 13, 1997 7,412,325

              This document contains pages 1 through 49 inclusive.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)


                                             SECOND QUARTER ENDED                SIX MONTHS ENDED
                                          ---------------------------     ---------------------------
                                              1997            1996            1997           1996
                                            JULY 4          JUNE 28          JULY 4         JUNE 28
                                          -----------     -----------     -----------     -----------

NET SALES                                 $39,572,000     $31,432,000     $75,415,000     $53,379,000

INVESTMENT INCOME                              36,000         110,000          64,000         184,000
                                          -----------     -----------     -----------     -----------

REVENUES                                   39,608,000      31,542,000      75,479,000      53,563,000
                                          -----------     -----------     -----------     -----------

COSTS AND EXPENSES

     Cost of products sold                 27,351,000      21,330,000      51,869,000      35,990,000
     Selling and administrative             7,752,000       6,883,000      15,099,000      11,632,000
     Research and product development         803,000         449,000       1,506,000         781,000
     Interest and debt expense                625,000         382,000       1,083,000         522,000
                                          -----------     -----------     -----------     -----------

                                           36,531,000      29,044,000      69,557,000      48,925,000
                                          -----------     -----------     -----------     -----------


EARNINGS BEFORE INCOME TAXES                3,077,000       2,498,000       5,922,000       4,638,000

FEDERAL AND STATE INCOME TAXES              1,107,000         924,000       2,067,000       1,666,000
                                          -----------     -----------     -----------     -----------

NET EARNINGS                              $ 1,970,000     $ 1,574,000     $ 3,855,000     $ 2,972,000
                                          ===========     ===========     ===========     ===========

NET EARNINGS PER COMMON SHARE (1)         $      0.27     $      0.22     $      0.53     $      0.42
                                          ===========     ===========     ===========     ===========

NET EARNINGS PER COMMON SHARE -
     FULLY DILUTED                        $      0.25     $      0.21     $      0.50     $      0.40
                                          ===========     ===========     ===========     ===========

AVERAGE COMMON SHARES OUTSTANDING           7,365,000       7,179,000       7,341,000       7,161,000
                                          ===========     ===========     ===========     ===========

AVERAGE COMMON SHARES OUTSTANDING -
     FULLY DILUTED                          7,740,000       7,418,000       7,712,000       7,406,000
                                          ===========     ===========     ===========     ===========




(1) Net earnings per common share outstanding is not materially affected by common stock equivalents used in the determination of primary earnings per share.

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
        (Unaudited)


                                                             1997            1997
                                                            JULY 4         JANUARY 3
                                                         ------------     -----------

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                              $  1,827,000     $ 2,412,000
  Accounts receivable less allowance for doubtful
     accounts of $566,000 and $487,000                     24,249,000      17,912,000
  Inventories                                              23,235,000      17,431,000
  Prepaid expenses                                          2,161,000       1,137,000
  Deferred income tax benefit                               2,094,000       2,094,000
                                                         ------------     -----------
                   TOTAL CURRENT ASSETS                    53,566,000      40,986,000

INVESTMENTS                                                   649,000       3,279,000

OTHER ASSETS
  Cost in excess of net assets acquired                     5,882,000       4,472,000
  Prepaid pension cost                                      2,057,000       2,104,000
  Net cash value of life insurance                          2,733,000       2,655,000
  Other                                                     2,213,000       1,310,000

                                                         ------------     -----------
                                                           12,885,000      10,541,000

PROPERTY, PLANT AND EQUIPMENT
  Land                                                        742,000         665,000
  Buildings and improvements                               14,406,000      13,549,000
  Machinery, equipment and furniture                       42,077,000      32,589,000
  Construction in process                                   2,285,000       1,502,000

                                                         ------------     -----------
                                                           59,510,000      48,305,000
  Less accumulated depreciation                            23,015,000      21,099,000
                                                         ------------     -----------

                   NET PROPERTY, PLANT AND EQUIPMENT       36,495,000      27,206,000
                                                         ------------     -----------


                                                         $103,595,000     $82,012,000
                                                         ============     ===========

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
        (Unaudited)


                                                                1997              1997
                                                               JULY 4          JANUARY 3
                                                           -------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Short-term borrowings                                    $   8,995,000      $       --
  Accounts payable                                            11,296,000         8,511,000
  Accrued compensation and payroll taxes                       6,851,000         5,167,000
  Other accrued expenses                                       3,043,000         1,341,000
  Dividends payable                                                 --             471,000
  Current portion of long-term obligations                     1,309,000         1,292,000
  Federal and state income taxes                                   6,000            12,000

                                                           -------------      ------------
                   TOTAL CURRENT LIABILITIES                  31,500,000        16,794,000


DEFERRED INCOME TAXES                                          1,417,000         1,417,000

OTHER NONCURRENT LIABILITIES                                     846,000         1,046,000

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                   24,600,000        22,211,000


SHAREHOLDERS' EQUITY

  Common stock, par value $.66 2/3 a share:
     Authorized - 10,000,000 shares

     Issued -  7,769,031 and 7,666,011 shares                  5,179,000         5,110,000
  Additional paid-in capital                                  11,832,000        11,065,000
  Retained earnings                                           31,180,000        27,281,000
  Equity adjustment from foreign currency  translation           (47,000)             --
  Minimum pension liability, net of tax                          (74,000)          (74,000)
                                                           -------------      ------------
                                                              48,070,000        43,382,000
  Less cost of 374,262 treasury shares                         2,838,000         2,838,000
                                                           -------------      ------------

                   TOTAL SHAREHOLDERS' EQUITY                 45,232,000        40,544,000
                                                           -------------      ------------

                                                           $ 103,595,000      $ 82,012,000
                                                           =============      ============

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
            (Unaudited)


                                                                                       Six Months Ended
                                                                              -----------------------------
                                                                                  1997             1996
                                                                                 July 4           June 28
                                                                              -----------      ------------

Cash Flows from Operating Activities
     Net Income                                                               $ 3,855,000      $  2,972,000
     Adjustments to reconcile net income to cash and
        cash equivalents provided by operating activities:
          Depreciation and amortization                                         2,651,000         1,779,000
          Write-off of fixed assets                                                 7,000              --
          Gain (Loss) on sale of investments/fixed assets                         (44,000)          (16,000)
          Increase in supplemental benefit program                                 48,000            49,000
          Recognition of pension expense under SFAS 87                             47,000              --
          Stock compensation programs                                              62,000           322,000
          Change in various allowance accounts                                     13,000           201,000
     (Increase) Decrease in:
          Accounts receivable                                                  (3,834,000)       (1,345,000)
          Inventories                                                            (563,000)       (2,675,000)
          Prepaid expenses                                                       (976,000)         (127,000)
          Deferred income taxes                                                   (33,000)         (590,000)
          Net cash value of life insurance                                        (78,000)         (294,000)
          Other assets, net                                                      (645,000)          202,000
     Increase (Decrease) in:
          Accounts payable                                                        895,000         1,959,000
          Accrued expenses                                                     (1,948,000)           34,000
          Federal and state income taxes                                           26,000              --
          Other noncurrent liabilities                                           (262,000)         (396,000)
                                                                              -----------      ------------
               Net cash (used) provided by Operating Activities                  (779,000)        2,075,000
                                                                              -----------      ------------
Cash Flows from Investing Activities
          Investment in API Schmidt-Bretten, net of cash acquired              (5,927,000)             --
          Investment in Ketema and Gettys, net of cash acquired                      --         (17,292,000)
          Costs related to acquisitions                                          (446,000)             --
          Purchases of marketable securities                                      (31,000)          (60,000)
          Additions to property, plant and equipment                           (4,333,000)       (2,872,000)
          Proceeds from marketable securities and sale of fixed assets          2,758,000         3,846,000
                                                                              -----------      ------------
               Net cash  (used) provided by Investing Activities               (7,979,000)      (16,378,000)
                                                                              -----------      ------------
Cash Flows from Financing Activities
          Exercise of stock options                                               835,000           586,000
          Payments of long-term obligations, including current maturities        (651,000)         (313,000)
          Dividends paid                                                         (471,000)         (928,000)
          Increase in long-term borrowings                                      3,011,000        15,216,000
          Increase (decrease) in short-term borrowings                          5,506,000        (1,927,000)
                                                                              -----------      ------------
               Net cash provided (used) by Financing Activities                 8,230,000        12,634,000
                                                                              -----------      ------------
Effect of Exchange Rate Changes                                                   (57,000)             --
                                                                              -----------      ------------

Net (Decrease) in Cash and Cash Equivalents                                      (585,000)       (1,669,000)

Cash and Cash Equivalents at Beginning of Year                                  2,412,000         2,486,000
                                                                              -----------      ------------

Cash and Cash Equivalents at End of Period                                    $ 1,827,000      $    817,000
                                                                              ===========      ============

                          AMERICAN PRECISION INDUSTRIES

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        Second Quarter Ended July 4, 1997
                        ---------------------------------

Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of July 4, 1997, and the Consolidated Statement of Earnings, and the Consolidated Statement of Cash Flows for the periods ended July 4, 1997 and June 28, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow at July 4, 1997 and for all periods presented have been made. The Consolidated Balance Sheet as of June 28, 1996 includes the assets, liabilities, and resulting goodwill of API Ketema Inc. ("Ketema") and API Gettys Inc. ("Gettys") acquired as of April 1, 1996 and April 29, 1996, respectively. The Consolidated Balance Sheet as of July 4, 1997 includes the assets, liabilities, and resulting goodwill of API Schmidt-Bretten GmbH ("Schmidt-Bretten") acquired as of January 31, 1997. The Consolidated Statements of Earnings and Cash Flows include the results of Ketema, Gettys, and Schmidt-Bretten since the dates of acquisition.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's January 3, 1997 Annual Report to Shareholders.

Note B         Inventories
------         -----------

               It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note C         Long-Term Obligations
------         ---------------------


                                                                                 July 4, 1997
                                                                  -------------------------------------------
                                                                  Outstanding       Current        Long-Term
                                                                  -----------     -----------     -----------


               Industrial Revenue Bonds                           $12,847,000     $ 1,120,000     $11,727,000

               Supplemental Benefit Program                         1,061,000         189,000         872,000

               Revolving Credit Debt                               12,001,000            --        12,001,000
                                                                  -----------     -----------     -----------

                                                                  $25,909,000     $ 1,309,000     $24,600,000
                                                                  ===========     ===========     ===========


Note D         Earnings Per Share
------         ------------------

               Net earnings per common share is based on the weighted average number of common shares outstanding during the respective periods. The effect of common stock equivalents, consisting of stock options, on net earnings per common share is not material.

               Net earnings per common share-fully diluted is based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods.

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

               SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. However, after the effective date all prior period earnings per share data presented shall be restated to conform with the provisions of SFAS No. 128.

               The Company has considered the potential impact of SFAS No. 128 and has concluded that the effect of adoption will not have a material effect on earnings per share.

Note E         Foreign Currency Translation
------         ----------------------------

               The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from foreign currency translation, a separate component of shareholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. From time to time, the Company becomes exposed to exchange rate risk when its U.S. and non-U.S. subsidiaries enter into transactions in currencies other than their functional currency. The Company enters into foreign exchange contracts, where possible, to hedge this risk.

Note F         Selected Segment Data
------         ---------------------

               The Company conducts operations in three major industrial classifications: Heat Transfer Technology, Motion Technologies, and Electronic Components. Information about the revenues and operating profit of these segments is set forth below ($000 omitted).


                                          Second Quarter Ended       Six Months Ended
                                          --------------------     --------------------
                                           1997         1996        1997          1996
                                          July 4      June 28      July 4       June 28
                                         -------      -------      -------      -------

Revenues:
      Heat Transfer                       23,706       17,201       44,875       27,969
      Motion                              12,124       10,648       23,070       18,516
      Electronic Components                3,742        3,583        7,470        6,896
      General Corporate                       36          110           64          182
                                         -------      -------      -------      -------
           Revenues                       39,608       31,542       75,479       53,563
                                         =======      =======      =======      =======

Operating Profit:
      Heat Transfer                        2,274        2,186        4,359        3,699
      Motion                               1,535          918        2,723        1,651
      Electronic Components                  607          650        1,253        1,115
                                         -------      -------      -------      -------
                                           4,416        3,754        8,335        6,465


      General Corporate expense, net        (714)        (874)      (1,330)      (1,305)

      Interest and debt expense             (625)        (382)      (1,083)        (522)
                                         -------      -------      -------      -------

      Earnings before income taxes         3,077        2,498        5,922        4,638
                                         =======      =======      =======      =======


Note G         Subsequent Event
------         ----------------

               On July 8, 1997, the Company acquired all the outstanding capital stock of Portescap, a Swiss manufacturer of micro-motors and other precision motion control products, in exchange for 20,000 shares of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock with a liquidation value of $21,156,250, a $5,000,000 exchangeable promissory note, and cash of approximately $3,800,000. Following approval of certain proposals to be presented at a special shareholder meeting later this year, the Series A stock and the note will be exchanged for 1,236,337 shares of Series B Seven Percent (7%) Cumulative Convertible Preferred Stock with a liquidation value of $26,156,250. The Series B stock will be convertible into 1,538,603 shares of the Company's common stock at $17.00 per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

REVENUES

Consolidated revenues for the second quarter and six months of 1997 increased 25.6% and 40.9%, respectively, as compared to the same periods of the preceding year.

Sales within the Heat Transfer segment increased 37.8% and 60.4%, respectively, over the comparable quarter and six months of 1996. The second quarter increase is totally attributable to the sales of Schmidt-Bretten, which was acquired on January 31, 1997. The six months increase not only reflects the Schmidt-Bretten sales but also includes sales of API Ketema Inc., acquired April 1, 1996, for a full six months, accounting for most of the period to period increase. API Airtech Inc. also had a significant rise in sales in 1997 over 1996.

The Motion Technologies segment sales increased 13.9% and 24.6%, respectively, over the comparable quarter and six months of 1996. All of the subsidiaries comprising this segment had increased sales in the 1997 periods. Also, the 1997 results include sales of API Gettys Inc. for six months while 1996 results include sales of API Gettys for May and June only, accounting for about one-third of the sales increase in the six month period of 1997 over the same period in 1996.

Sales within the Electronic Components segment for the second quarter of 1997 increased 4.4% over the second quarter of 1996 and sales for the six months grew by 8.3% over the comparable period in 1996. The increases applied to both axial-leaded and surface mounted products.

Bookings of customer orders in the second quarter and first half of 1997 were $41.2 million and $81.5 million, respectively, up 35.0% and 45.9% over bookings in the same periods last year. The Company's consolidated backlog of firm orders at July 4, 1997 was $47.7 million, up 22.1% from $39.0 million on June 28, 1996. The backlog at July 4, 1997 includes $4.6 million for Schmidt-Bretten.

COST OF PRODUCTS SOLD

The Company's gross profit percentage was 30.9% in the second quarter and 31.2% for the six months of 1997, down from 32.1% and 32.6% for the comparable periods in 1996. While margins improved in both the Motion and Electronic Components segments, the Heat Transfer segment had a decline in margins due to increases in direct labor, direct engineering, and manufacturing overhead. A portion of these cost increases is attributable not only to moving into and starting up production in the new API Airtech facility at the beginning of the year but also to a significant increase in orders and shipments during the first half of 1997. API Basco also saw a decline in margins which accompanied a slight decline in sales this year following three successive years of sales increases exceeding 16.5%. Efforts were initiated at API

Basco in the second quarter to reduce costs to levels commensurate with current order and shipment levels.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, expressed as a percentage of net sales, declined both for the second quarter and the six months of 1997 as compared with the comparable periods in 1996. An increase in sales commissions of $664,000 combined with increases of $3,178,000 related to acquired companies account for more than the total dollar increase in selling and administrative expenses in the first half of 1997 over the same period last year.

The Company is currently in the process of evaluating its computer software and databases to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Management does not expect the financial impact of such modifications to be material to the Company's financial position or results of operations in any given year.

INTEREST AND DEBT EXPENSE

The increase in interest and debt expense is principally due to the increase in average outstanding debt incurred in connection with the acquisitions of Ketema, Gettys, and Schmidt-Bretten. Interest on bank debt of Schmidt-Bretten also contributed to the increase.

RESEARCH AND PRODUCT DEVELOPMENT

The increase in research and product development in the second quarter and first half of 1997 of 78.8% and 92.8%, respectively, reflects the additional activity of acquired entities as well as the Company's commitment to the continued improvement of existing products and the design of new products.

NET EARNINGS

Net earnings increased 25.2% in the second quarter of 1997 and 29.7% in the first half of 1997 as compared to similar periods in 1996, which is primarily due to the increased level of sales discussed above, offset by higher interest and debt expense.

FINANCIAL POSITION

On March 29, 1996, the Company concluded a Credit Agreement with Marine Midland Bank which provides a Revolving Credit facility of $16,000,000. The Revolving Credit matures on March 29, 1999, at which time the Company may convert the amount outstanding under the Revolving Credit to a term loan payable over a four year term. The interest rate on the Revolving Credit as of July 4, 1997, under the LIBOR Rate Option in the Credit Agreement, was 6.6%.

To fund the DM 13,000,000 purchase price for Schmidt-Bretten GmbH, the Company's subsidiary, API Schmidt-Bretten GmbH ("ABG") borrowed DM 10,000,000 ($6,111,000) from the Company and issued a note payable for DM 3,000,000 ($1,791,000) to the seller, which is due and payable on December 31, 1997 and bears interest at 5.5%. The Company borrowed the funds for the advance to ABG under its Revolving Credit facility.

On June 10, 1997 ABG entered into a loan agreement with a German bank under which ABG borrowed DM 10,000,000 to repay the acquisition loan from the Company. The Company, in turn, applied these proceeds to reduce the outstanding balance under the Revolving Credit facility.

ABG's obligations to the German bank and seller aggregating DM 13,000,000 have been guaranteed by the Company.

In connection with the acquisition of Portescap on July 8, 1997, the Company borrowed under the Revolving Credit facility in order to pay the $3,800,000 cash portion of the purchase price, bringing total borrowing under the Revolving Credit to $15,500,000. The balance of the purchase price was satisfied through the issuance of Class A convertible preferred stock with a liquidation value of $21,156,250 and an exchangeable note for $5,000,000.

The Company also has a $5,000,000 short-term line of credit which it utilizes from time to time to fund current operations, of which approximately $4,088,000 was available at July 4, 1997. Future acquisitions may require the Company to arrange additional credit facilities with lenders or procure financing through issuance of debt or equity securities.

Comparative information on the Company's liquidity position follows ($000 omitted):


                                                     1997          1996
                                                    July 4        June 28
                                                   --------      -------

          Net working capital                      $ 22,066      $22,835
          Current ratio                                 1.7          2.3
          Cash, cash equivalents
               and marketable securities           $  1,827      $ 1,067


                                                  For the six months ended
                                                   ---------------------
                                                     1997          1996
                                                    July 4       June 28
                                                   --------      -------
          Cash flow from operations                $   (779)     $ 2,075
          Capital expenditures                     $  4,333      $ 2,872


Investments reflected in the Company's balance sheet at July 4, 1997 and January 3, 1997 represent the remaining proceeds of a bond financing concluded on December 22, 1995 for the construction of the new API Airtech Inc. facility.

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                      Expressed as a Percentage of Revenues



                                          Second Quarter Ended
                                          --------------------

                                            1997      1996
                                           July 4    June 28
                                          --------------------

Revenues                                    100.0     100.0
                                           -------   -------

Costs and Expenses

      Cost of products sold                  69.0     67.6

      Selling and administrative             19.6     21.8

      Research and product development        2.0      1.4

      Interest and debt expense               1.6      1.2
                                             ----     ----
                                             92.2     92.0
                                             ----     ----

Earnings before Income Taxes                  7.8      8.0

Federal and State Income Taxes                2.8      2.9
                                             ----     ----

Net Earnings                                  5.0      5.1
                                             ====     ====

Federal and State Income Taxes
      as a percentage of Earnings
      Before Income Taxes                    36.0     37.0
                                             ====     ====



                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 1.        Legal Proceedings
-------        -----------------

               None

Item 2.        Changes in Securities
-------        ---------------------

                On July 2, 1997, the 20,000 shares of preferred stock, $50.00 par value per share, of the Company, were designated 20,000 shares of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock (the "Series A Stock"). The Series A Stock has an aggregate liquidation value of $21,156,250 ($1,057.8125 per share). The holder of the Series A Stock is entitled to 1,244,485 votes and to a class vote, on certain matters.

                The Series A Stock is convertible into common shares at a conversion price of $17.00 per share, subject to adjustment (1,244,485 common shares of the Company at an initial conversion price of $17.00 per share). If the Company changes the outstanding common shares into a greater number of shares or pays a dividend in common shares on then outstanding common shares or combines or subdivides its outstanding common shares into a smaller number of shares or issues or sells common shares for less than $17.00 per share (plus or minus the previous adjustments), (except common shares reserved or issued pursuant to bona fide stock option or benefit plans for directors, officers and/or employees of the Company), then the conversion price will be equal to the number of common shares outstanding immediately prior to the adjusting event times $17.00 per share (plus or minus all previous adjustments), plus the value of the consideration received by the Company for the issuance or sale, requiring adjustments, of common shares for less than $17.00 per share (plus or minus all previous adjustments), divided by the number of common shares outstanding after the adjusting event.

                The conversion price will also be adjusted if any reorganization or reclassification of the capital stock of the Company, or any merger or consolidation of the Company with another corporation is effected. In such case, the holder of the Series A Stock will receive upon conversion the number and kind of shares of stock, securities or assets which the holder would have been entitled to receive in connection with such adjusting event if such holder had held common shares issuable upon conversion of the Series A Stock immediately prior to the time such event became effective.

                The holder of the Series A Stock may elect to convert all or only a part of the stock. No fractional shares will be issued on conversion and instead cash payments will be made. The number of common shares issuable upon conversion will be determined by adding the per share liquidation value and seven percent of the per share liquidation value per annum from and after the date on which dividends on such shares became cumulative to and including the date of conversion less the aggregate of the dividends paid during the same period, computed without interest, and multiplying such sum by the number of shares of Series A Stock to be converted, then dividing such figure by the conversion price for a common share.

                The Series A Stock is also entitled to receive cumulative cash dividends at the rate of seven percent of the per share liquidation value per annum, and no more, accruing and becoming cumulative on and after January 1, 1999 and payable on the first days of January, April, July and October, commencing April 1, 1999. Any arrearages will not bear interest. Such dividends will be payable before any dividends (other than a stock dividend in shares of the same stock) are paid or set aside for payment to holders of common shares.

                The Series A Stock may be redeemed, upon certain conditions, for a redemption price equal to the sum of the per share liquidation value and an amount computed at the annual rate of seven percent of the per share liquidation value per annum from and after the date on which dividends on such share became cumulative to and including the date fixed for such redemption, less the aggregate of the dividends paid during the same period, but computed without interest.

                The 20,000 shares of Series A Stock were issued to Inter Scan Holding Ltd. ("Inter Scan"), on July 8, 1997, along with the issuance of a $5,000,000 exchangeable promissory note and approximately $3,800,000 in cash, in exchange for which the Company acquired the outstanding capital stock of Portescap. See also "Item 5. Other Information" below. The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, for sales not involving a public offering in not registering its securities issued to Inter Scan.

                Subject to shareholder approval of certain amendments to the Certificate of Incorporation of the Company and to the issuance of twenty percent or more of the voting securities of the Company, the Series A Stock will be exchanged for 1,000,000 shares of Series B Seven Percent (7%) Cumulative Convertible Preferred Stock. Upon such exchange or the conversion of the Series A Stock into common shares, the Company will reclassify the Series A Stock as authorized preferred stock, the rights, preferences and designations of which may be determined by the Board of Directors of the Company.

Item 3.        Defaults Upon Senior Securities
-------        -------------------------------

               None

Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

               At the Annual Meeting of Shareholders held on April 25, 1997, the following directors were elected for terms expiring at the annual meeting in the year shown:


                                                           Term      Votes       Votes
                                                          Expires     For       Withheld
                                                          -------     ---       --------
                Class III

                      Victor A. Rice                      2000     6,178,748     183,954
                      Jerre L. Stead                      2000     6,251,889     110,813

                Class I

                      John M. Albertine                   1998     6,251,789     110,913

                Douglas J. MacMaster, Jr. continues to serve as a Class I director for a term expiring at the annual meeting in 1998.

                Bernard J. Kennedy, William P. Panny, and Kurt Wiedenhaupt continue to serve as Class II directors for a term expiring at the annual meeting in 1999.

                Also at the Annual Meeting, the selection of Price Waterhouse LLP as auditors for the 1997 fiscal year was approved with 6,340,363 votes for, 3,476 votes against, and 18,863 votes withheld.

Item 5.        Other Information
-------        -----------------

               Additional information relating to the acquisition of Portescap is contained in Form 8-K filed on July 23, 1997.

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

               (a)      Exhibits

                        See the index to exhibits immediately preceding the exhibits filed with this report.

               (b)      Reports on Form 8-K

                        The Company filed a Form 8-K on July 23, 1997 reporting the acquisition of Portescap which occurred on July 8, 1997.

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

AMERICAN PRECISION INDUSTRIES INC.

/s/ Bruce McH. Kirchner
------------------------------
Bruce McH. Kirchner
Chief Financial Officer

/s/ John M. Murray
------------------------------
John M. Murray
Vice President-Finance and Treasurer

August 18, 1997

                                  EXHIBIT INDEX
                                  -------------

11         Computation of net income per share

27         Financial Data Schedule

99         Warrant Agreement