Form 10-Q
period 1997-10-03
AMERICAN PRECISION INDUSTRIES INC
filed 1997-11-12
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended October 3, 1997
                                        ---------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                     16-1284388
--------------------------------                        -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



2777 WALDEN AVENUE,  BUFFALO, NEW YORK                          14225
--------------------------------------                        ---------
(Address of principal executives offices)                    (Zip Code)


                                 (716) 684-9700
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No   .
                                      ---  ---
                      Number of shares of outstanding stock
                          on October 31, 1997 7,427,009

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)



                                                  Third Quarter Ended                  Nine Months Ended
                                          ----------------------------------- -------------------------------------
                                          October 3, 1997  September 27, 1996 October 3, 1997   September 27, 1996
                                          ---------------  ------------------ ---------------   -------------------
NET SALES                                  $ 55,014,000      $ 31,599,000      $130,429,000      $ 84,978,000

INVESTMENT INCOME                                28,000            59,000            92,000           243,000
                                           ------------      ------------      ------------      ------------
REVENUES                                     55,042,000        31,658,000       130,521,000        85,221,000
                                           ------------      ------------      ------------      ------------
COSTS AND EXPENSES

     Cost of products sold                   38,592,000        20,986,000        90,461,000        56,976,000
     Selling and administrative              11,283,000         7,215,000        26,382,000        18,847,000
     Research and product development         1,021,000           479,000         2,527,000         1,260,000
     Interest and debt expense                  898,000           379,000         1,981,000           901,000
     Other expense                              210,000               --            210,000               --
                                           ------------      ------------      ------------      ------------
                                             52,004,000        29,059,000       121,561,000        77,984,000
                                           ------------      ------------      ------------      ------------

EARNINGS BEFORE INCOME TAXES                  3,038,000         2,599,000         8,960,000         7,237,000

INCOME TAXES                                    780,000           863,000         2,847,000         2,529,000
                                           ------------      ------------      ------------      ------------
NET EARNINGS                               $  2,258,000      $  1,736,000      $  6,113,000      $  4,708,000
                                           ============      ============      ============      ============

NET EARNINGS PER COMMON SHARE (1)          $       0.30      $       0.24      $       0.83      $       0.66
                                           ============      ============      ============      ============
NET EARNINGS PER COMMON SHARE-
     FULLY DILUTED                         $       0.24      $       0.23      $       0.74      $       0.64
                                           ============      ============      ============      ============
AVERAGE COMMON SHARES OUTSTANDING             7,412,000         7,207,000         7,365,000         7,176,000
                                           ============      ============      ============      ============

AVERAGE COMMON SHARES OUTSTANDING-
     FULLY DILUTED                            9,383,000         7,401,000         8,310,000         7,404,000
                                           ============      ============      ============      ============




(1) Net earnings per common share outstanding is not materially affected by common stock equivalents used in the determination of primary earnings per share.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
--------------------------


                                                         October 3, 1997
                                                          (Unaudited)      January 3, 1997
                                                         --------------    ----------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $  3,884,000      $  2,412,000
  Accounts receivable less allowance for doubtful
     accounts of $846,000 and $487,000                      36,466,000        17,912,000
  Inventories                                               37,035,000        17,431,000
  Prepaid expenses                                           3,320,000         1,137,000
  Deferred income tax benefit-U.S.                           2,555,000         2,094,000
                                                          ------------      ------------
                   TOTAL CURRENT ASSETS                     83,260,000        40,986,000


OTHER ASSETS
  Cost in excess of net assets acquired                     19,162,000         4,472,000
  Investments                                                1,108,000         3,279,000
  Prepaid pension cost                                       2,051,000         2,104,000
  Net cash value of life insurance                           2,880,000         2,655,000
  Deferred income tax benefit-foreign                        1,184,000               --
  Other                                                      1,752,000         1,310,000
                                                          ------------      ------------
                                                            28,137,000        13,820,000

PROPERTY, PLANT AND EQUIPMENT
  Land                                                       3,432,000           665,000
  Buildings and improvements                                20,434,000        13,549,000
  Machinery, equipment and furniture                        51,471,000        32,589,000
  Construction in process                                    3,781,000         1,502,000
                                                          ------------      ------------
                                                            79,118,000        48,305,000
  Less accumulated depreciation                             24,434,000        21,099,000
                                                          ------------      ------------
                   NET PROPERTY, PLANT AND EQUIPMENT        54,684,000        27,206,000
                                                          ------------      ------------

                   TOTAL ASSETS                           $166,081,000      $ 82,012,000
                                                          ============      ============


                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
--------------------------
                                                               October 3, 1997
                                                                 (Unaudited)        January 3,1997
                                                               ----------------     ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                           $  14,975,000     $        --
  Accounts payable                                                   16,928,000         8,511,000
  Accrued compensation and payroll taxes                              9,585,000         5,167,000
  Other accrued expenses                                              8,533,000         1,341,000
  Dividends payable                                                                       471,000
  Current portion of longterm obligations                             1,298,000         1,292,000
  Income taxes                                                          177,000            12,000
                                                                  -------------     -------------
                   TOTAL CURRENT LIABILITIES                         51,496,000        16,794,000

DEFERRED INCOME TAXES  U.S.                                           1,417,000         1,417,000

OTHER NONCURRENT LIABILITIES                                          1,325,000         1,046,000

LONGTERM OBLIGATIONS, LESS CURRENT PORTION                           37,401,000        22,211,000

EXCHANGEABLE NOTE                                                     5,000,000              --


SERIES A CONVERTIBLE PREFERRED STOCK,
   par value $50 a share, 20,000 shares issued and outstanding       21,156,000              --

SHAREHOLDERS' EQUITY
  Common stock, par value $.66 2/3 a share:
     Authorized-10,000,000 shares
     Issued-7,797,101 and 7,666,011 shares                            5,197,000         5,110,000
  Additional paid-in capital                                         12,582,000        11,065,000
  Retained earnings                                                  33,634,000        27,281,000
  Equity adjustment from foreign currency  translation                 (215,000)             --
  Minimum pension liability, net of tax                                 (74,000)          (74,000)
                                                                  -------------     -------------
                                                                     51,124,000        43,382,000
  Less cost of 374,262 treasury shares                                2,838,000         2,838,000
                                                                  -------------     -------------
                   TOTAL SHAREHOLDERS' EQUITY                        48,286,000        40,544,000
                                                                  -------------     -------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 166,081,000     $  82,012,000
                                                                  =============     =============

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES



CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
         (Unaudited)

                                                                                     Nine Months Ended
                                                                           -----------------------------------
                                                                           October 3, 1997  September 27, 1996
                                                                           ---------------  ------------------
Cash Flows from Operating Activities
     Net Income                                                             $  6,113,000     $  4,708,000
     Adjustments to reconcile net income to cash and
        cash equivalents provided by operating activities:
          Depreciation and amortization                                        4,624,000        2,944,000
          Writeoff of fixed assets                                               178,000
          Gain (Loss) on sale of investments/fixed assets                         51,000          (19,000)
          Increase in supplemental benefit program                                71,000           74,000
          Recognition of pension expense under SFAS 87                            53,000              --
          Stock compensation programs                                            281,000          166,000
          Change in various allowance accounts                                    72,000          312,000
     (Increase) Decrease in:
          Accounts receivable                                                 (6,819,000)      (2,224,000)
          Inventories                                                          1,015,000       (2,216,000)
          Prepaid expenses                                                      (416,000)        (585,000)
          Deferred income taxes                                                 (492,000)        (228,000)
          Net cash value of life insurance                                      (225,000)        (417,000)
          Other assets, net                                                     (131,000)          12,000
     Increase (Decrease) in:
          Accounts payable                                                     2,302,000        1,374,000
          Accrued expenses                                                    (3,764,000)        (412,000)
          Federal and state income taxes                                          44,000              --
          Other noncurrent liabilities                                            (6,000)         (11,000)
                                                                            ------------     ------------
               Net cash provided by Operating Activities                       2,951,000        3,478,000
                                                                            ------------     ------------

Cash Flows from Investing Activities
          Investment in API Schmidt-Bretten, net of cash acquired             (6,114,000)             --
          Investment in API Portescap, net of cash acquired                   (1,594,000)             --
          Investment in Ketema and Gettys, net of cash acquired                      --       (17,292,000)
          Purchases of marketable securities                                     (55,000)         (94,000)
          Additions to property, plant and equipment                          (6,640,000)      (5,529,000)
          Proceeds from investments and sale of fixed assets                   2,944,000        5,340,000
                                                                            ------------     ------------
               Net cash used by Investing Activities                         (11,459,000)     (17,575,000)
                                                                            ------------     ------------

Cash Flows from Financing Activities
          Exercise of stock options                                            1,070,000          658,000
          Payments of longterm obligations, including current maturities        (978,000)        (600,000)
          Dividends paid                                                        (471,000)      (1,397,000)
          Increase in longterm borrowings                                      6,527,000       15,924,000
          Increase (decrease) in short-term borrowings                         3,832,000       (2,602,000)
                                                                            ------------     ------------
               Net cash provided by Financing Activities                       9,980,000       11,983,000
                                                                            ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                           1,472,000       (2,114,000)

Cash and Cash Equivalents at Beginning of Year                                 2,412,000        2,486,000
                                                                            ------------     ------------
Cash and Cash Equivalents at End of Period                                  $  3,884,000     $    372,000
                                                                            ============     ============

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      Third Quarter Ended October 3, 1997
                   ------------------------------------------

Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of October 3, 1997, and the Consolidated Statement of Earnings, and the Consolidated Statement of Cash Flows for the periods ended October 3, 1997 and September 27, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flow at October 3, 1997 and for all periods presented have been made. The Consolidated Balance Sheet as of January 3, 1997 includes the assets, liabilities, and resulting goodwill of API Ketema Inc. ("Ketema") and API Gettys Inc. ("Gettys") acquired as of April 1, 1996 and April 29, 1996, respectively. The Consolidated Balance Sheet as of October 3, 1997 includes the assets, liabilities, and resulting goodwill of Schmidt-Bretten GmbH ("Schmidt-Bretten") and Portescap acquired as of January 31, 1997 and July 8, 1997, respectively. The Consolidated Statements of Earnings and Cash Flows include the results of Ketema, Gettys, Schmidt-Bretten and Portescap since the dates of acquisition.

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


Note B         Inventories
------         -----------

               It is not practical to determine raw material, work in process, and finished goods inventories during interim periods.

Note C         LongTerm Obligations
------         --------------------


                                                    October 3, 1997
                                       ------------------------------------------
                                       Outstanding      Current       Long-Term
                                       -----------   -------------   ------------
Industrial Revenue Bonds               $12,566,000    $ 1,110,000    $11,456,000

Supplemental Benefit Program             1,046,000        188,000        858,000

Revolving Credit Debt                   16,000,000           --       16,000,000

Mortgage Debt-Portescap                  9,087,000           --        9,087,000

                                       -----------    -----------    -----------
                                       $38,699,000    $ 1,298,000    $37,401,000
                                       ===========    ===========    ===========


               Portescap and its subsidiaries have $9,087,000 in long-term debt outstanding with several banks, which is primarily secured by real estate mortgages. The weighted average interest rate on these obligations was approximately 6.2% at the end of the third quarter.


Note D         Earnings Per Share
------         ------------------

               Net earnings per common share are based on the weighted average number of common shares outstanding during the respective periods. The effect of common stock equivalents, consisting of stock options and warrants, on net earnings per common share is not material.

               Net earnings per common share-fully diluted is based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods, increased by the number of common shares into which the exchangeable note and Series A Convertible Preferred Stock issued on July 8, 1997 are contingently convertible.

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

               Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings.

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

               The Company utilizes forward foreign currency exchange contracts to manage exposures resulting from fluctuations in foreign currency exchange rates on monetary assets and liabilities denominated in foreign currencies arising from its operations. Gains and losses on foreign currency transactions are recorded in income and are not material during the periods presented.
               The Company does not engage in foreign currency speculation.

               As of January 3, 1997 and October 3, 1997 foreign exchange contracts outstanding were $-0- and approximately $85,000, respectively.

Note F         Selected Segment Data
------         ---------------------

               The Company conducts operations in three major industrial classifications: Heat Transfer Technology, Motion Technologies, and Electronic Components. Information about the revenues and operating profit of these segments is set forth below ($000 omitted).




                                               Third Quarter Ended                        Nine Months Ended
                                       ---------------------------------------     ------------------------------------

                                        October 3, 1997     September 27, 1996      October 3, 1997  September 27, 1996
                                       -----------------   -------------------      ---------------  ------------------
Revenues:
      Heat Transfer                    $        24,715       $         17,751       $       69,591      $       45,720
      Motion                                    26,681                 10,702               49,750              29,218
      Electronic Components                      3,618                  3,147               11,088              10,043
      General Corporate                             28                     58                   92                 240
                                       ----------------    -------------------      ---------------     ----------------
      Revenues                         $        55,042       $         31,658       $      130,521      $       85,221
                                       ================    ===================      ===============     ================

Operating Profit:
      Heat Transfer                    $         2,073       $         2,161        $        6,432      $        5,860
      Motion                                     2,662                 1,127                 5,385               2,778
      Electronic Components                        704                   532                 1,957               1,647
                                       ================    ===================      ===============     ================
                                                 5,439                 3,820                13,774              10,285


      General Corporate expense, net            (1,503)               (  842)               (2,833)             (2,147)

      Interest and debt expense                 (  898)               (  379)               (1,981)             (  901)
                                       ----------------    -------------------      ----------------    ----------------

      Earnings before income taxes     $         3,038       $         2,599        $        8,960      $        7,237
                                       ================    ===================      ===============     ================

Note G         Portescap Acquisition

               On July 8, 1997, the Company acquired all the outstanding capital stock of Portescap, a Swiss manufacturer of micro-motors and other precision motion control products, in exchange for 20,000 shares of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock with a liquidation value of $21,156,250, a $5,000,000 exchangeable promissory note, and cash of approximately $3,800,000. Following approval of certain proposals to be presented at a special shareholder meeting to be held on November 14, 1997, the Series A stock and the note will be exchanged for 1,236,337 shares of Series B Seven Percent (7%) Cumulative Convertible Preferred Stock with a liquidation value of $26,156,250. The Series B stock will be convertible into 1,538,603 shares of the Company's common stock at $17.00 per share.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

REVENUES

Consolidated revenues for the third quarter and nine months ended October 3, 1997 increased 74% and 53%, respectively, as compared to the same periods of the preceding fiscal year.

Sales within the Heat Transfer segment increased 39% and 52%, respectively, over the comparable quarter and nine months of 1996. The third quarter increase resulted from the addition of Schmidt-Bretten which was acquired on January 31, 1997 and strong sales of air-to-air heat exchangers manufactured by API Airtech, offset by lower sales of shell and tube heat exchangers. Most of the increase in the nine-month period is attributable to the sales of Schmidt-Bretten and to the inclusion of API Ketema for nine months in 1997 versus six months last year from the date of acquisition on April 1, 1996. API Basco had an 8% decline in sales for the nine months while API Airtech enjoyed a 28% sales increase from last year.

The Motion Technologies segment sales increased 149% and 71%, respectively, over the comparable quarter and nine months of 1996. The third quarter sales growth was due primarily to the acquisition of Portescap on July 8, 1997. Excluding Portescap, sales grew by 10% reflecting delays in the introduction of certain new products. Approximately two-thirds of the increase for the nine-month period relates to the acquisition of Portescap on July 8, 1997. Also the 1997 results include sales of API Gettys for nine months while the 1996 results include API Gettys sales for only five months. The other subsidiaries comprising this segment had sales increases of 20% and 25% for the quarterly and nine-month periods, respectively.

Sales within the Electronic Components segment for the third quarter of 1997 increased 15% over the third quarter of 1996 and sales for the nine months grew by 10% over the comparable period in 1996. The increases applied to both axial-leaded and surface mounted products.

Bookings of customer orders in the third quarter and first nine months of 1997 were $53.4 million and $135.2 million, respectively, up 64% and 53% over bookings in the same periods last year. The Company's consolidated backlog of firm orders at October 3, 1997 was $73.6 million, up 86% from $39.5 million on September 27, 1996. The backlog at October 3, 1997 includes $4.1 million for Schmidt-Bretten and $26.2 million for Portescap.


COST OF PRODUCTS SOLD

The Company's gross profit percentage was 29.9% in the third quarter and 30.6% for the nine months of 1997, down from 33.7% and 33.0% for the comparable periods in 1996.

The decline in the gross profit percentage results from margin reductions in the Heat Transfer segment of 6.6% and 4.7% in the third quarter and nine months, respectively, due to third quarter inventory adjustments totaling $416,000, lower margins realized at Schmidt-

Bretten as compared to domestic subsidiaries, and lower margins at API Airtech due to a significant increase in production levels combined with start-up costs in a new facility. The Motion Technology and Electronic Components segments had improved margins in the nine month period of 1997 as compared to the same period of 1996 of 1.0% and 1.3%, respectively, although margins in Motion declined by 1.5% in the third quarter of 1997 compared to the prior year's quarter due to a $400,000 inventory adjustment in one subsidiary.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses, expressed as a percentage of net sales, declined both for the third quarter and the nine months of 1997 as compared with the comparable periods in 1996. The majority of the dollar increase in selling and administrative expenses in the first nine months of 1997 is attributable to such expenses in Schmidt-Bretten and Portescap.

The Company is currently in the process of evaluating its computer software and databases to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Management does not expect the financial impact of such modifications to be material to the Company's financial position or results of operations in any given year.


INTEREST AND DEBT EXPENSE

Interest and debt expense increased by $519,000 and $1,080,000 in the third quarter and nine months of 1997, respectively, compared to the same periods in 1996. These increases are largely due to the increase in average outstanding debt incurred in connection with the acquisitions of Ketema, Gettys, Schmidt-Bretten, and Portescap. Interest on existing bank debt of Schmidt-Bretten and Portescap since their respective dates of acquisition also contributed approximately $403,000 to the third quarter increase and $499,000 to the nine-month increase.


RESEARCH AND PRODUCT DEVELOPMENT

The increase in research and product development in the third quarter and first nine months of 1997 of 113% and 101%, respectively, reflects the additional activity of acquired entities as well as the Company's commitment to the continued improvement of existing products and the design of new products.


OTHER EXPENSE

The Company reached an agreement in September 1997 with the United States Government relating to government sub-contract work performed by API's former Rapidsyn Division. The cost of the settlement, including legal and other out-of-pocket expenses, totaled $331,000. The contracts at issue relate to the period from August 1987 through September 1995. API is no longer involved in such government sub-contract work and closed the Rapidsyn Division in California in early 1995. Offsetting the cost of this settlement was a gain of $121,000 from the sale of a nonoperating investment.

INCOME TAXES

The reduction in the Company's effective tax rate in the third quarter and nine months of 1997 as compared to those periods in 1996 is largely attributable to foreign income earned in comparatively lower tax rate jurisdictions. Because it is the Company's intention to indefinitely reinvest those earnings in the operations of such foreign entities, no provision has been made for United States income taxes applicable to the undistributed earnings of foreign subsidiaries.

Also contributing to the reduced effective tax rate was an increase in 1997 in the tax benefit derived from the Company's Foreign Sales Corporation.

NET EARNINGS

Net earnings increased 30% in both the third quarter and the first nine months of 1997 as compared to similar periods in 1996, which is primarily due to the increased level of sales and a lower effective tax rate, offset by reduced margins and higher interest and debt expense, each of which is discussed above.


FINANCIAL POSITION

On March 29, 1996, the Company concluded a Credit Agreement with Marine Midland Bank which provides a Revolving Credit facility of $16,000,000 which was increased to $20,000,000 by an amendment effective November 3, 1997. The Revolving Credit matures on March 29, 1999, at which time the Company may convert the amount outstanding under the Revolving Credit to a term loan payable over a four-year term. The interest rate on the Revolving Credit as of October 3, 1997, under the LIBOR Rate Option in the Credit Agreement, was 6.5%.

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

In connection with the acquisition of Portescap on July 8, 1997, the Company borrowed under the Revolving Credit facility in order to pay the $3,800,000 cash portion of the purchase price, bringing total borrowing under the Revolving Credit to $15,500,000. The balance of the purchase price was satisfied through the issuance of 20,000 shares of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock with a liquidation value of $21,156,250 and a $5,000,000 exchangeable promissory note. Following approval of certain proposals to be presented at a special shareholder meeting to be held on November 14, 1997, the Series A stock and the note will be exchanged for 1,236,337 shares of Series B Seven Percent (7%) Cumulative Convertible Preferred Stock with a liquidation value of $26,156,250. The Series B stock will be convertible into 1,538,603 shares of the Company's common stock at $17.00 per share. Portescap and certain of its subsidiaries have long-term debt aggregating $9,087,000 with several banks secured in some cases by real estate mortgages.

The Company also has a $5,000,000 short-term line of credit which it utilizes from time to time to fund current operations, of which approximately $500,000 was available at October 3, 1997. Schmidt-Bretten and Portescap also maintain short-term lines of credit aggregating approximately $11,100,000 to finance their respective day-to-day operations. At the end of the third quarter, approximately $8,100,000 was available under these lines of credit. Future acquisitions may require the Company to arrange additional credit facilities with lenders or procure financing through issuance of debt or equity securities.




                                                 October 3, 1997       September, 27 1996
                                              --------------------    --------------------

Net working capital                                 $31,764                  $23,919
Current ratio                                        1.62                     2.46
Cash, cash equivalents
     and marketable securities                      $ 3,884                  $   622


                                                       For the nine months ended
                                              --------------------------------------------

                                                 October 3, 1997       September 27, 1996
                                              --------------------    --------------------
Cash flow from operations                           $ 2,951                  $ 3,478
Capital expenditures                                $ 6,640                  $ 5,529


Investments reflected in the Company's balance sheet at October 3, 1997 and January 3, 1997 represent the remaining proceeds of a bond financing concluded on December 22, 1995 for the construction of the new API Airtech Inc. facility.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                      Expressed as a Percentage of Revenues
                ------------------------------------------------

                                                              Third Quarter Ended
                                                         ----------------------------
                                                            1997             1996
                                                         October 3       September 27
                                                         ----------      ------------

Revenues                                                   100.0           100.0
                                                           -----           -----

Costs and Expenses
      Cost of products sold                                 70.1            66.3

      Selling and administrative                            20.5            22.8

      Research and product development                       1.9             1.5

      Interest and debt expense                              1.6             1.2

      Other expense                                          0.4            --
                                                           -----           -----
                                                            94.5            91.8
                                                           -----           -----

Earnings before Income Taxes                                 5.5             8.2

Income Taxes                                                 1.4             2.7
                                                           -----           -----

Net Earnings                                                 4.1             5.5
                                                           =====           =====

Income Taxes as a percentage
      of Earnings Before Income Taxes                       25.7            33.2
                                                            ====            ====


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 1.        Legal Proceedings
-------        ------------------
               None


Item 2.        Changes in Securities
-------        ---------------------

               On July 8, 1997, 20,000 shares of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock (the "Series A Stock") with an aggregate liquidation value of $21,156,250 were issued in connection with the acquisition of Portescap. The holder of the Series A Stock is entitled to 1,244,485 votes and to a class vote, on certain matters. Details of the terms of the Series A Stock were included under this Item in the Company's Quarterly Report on Form 10Q for the quarter ended July 4, 1997.



Item 3.        Defaults Upon Senior Securities
-------        -------------------------------
               None


Item 4.        Submission of Matters to a Vote of Security Holders
-------        ----------------------------------------------------
               None


Item 5.        Other Information
-------        -----------------
               As reported in a Form 8-K dated October 28, 1997, the registrant has changed its fiscal year-end from one that ends on the Friday closest to December 31 to the calendar year ending on December 31, effective December 31, 1997.

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------
               (a)      Exhibits

                        See the index to exhibits immediately preceding the exhibits filed with this report.


               (b)      Reports on Form 8-K

                        The Company filed a Form 8-K dated July 23, 1997 reporting under Item 2 the acquisition of Portescap, which occurred on July 8, 1997. The following financial statements were included in the Form 8-K under Item 7:

                        - Audited consolidated financial statements of Portescap for the years ended 31 December 1996 (including U.S. GAAP reconciliation)

                        - Proforma Combined Statement of Earnings (unaudited) fiscal year ended January 3, 1997

                        - Proforma Combined Balance Sheet (unaudited) as of April 4, 1997

                        - Proforma Combined Statement of Earnings (unaudited) quarter ended April 4, 1997

                       AMERICAN PRECISION INDUSTRIES INC.

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


AMERICAN PRECISION INDUSTRIES INC.



/s/   Bruce McH. Kirchner
----------------------------
Bruce McH. Kirchner
Chief Financial Officer



/s/   John M. Murray
-----------------------------
John M. Murray
Vice President-Finance and Treasurer


November 12, 1997

                                  EXHIBIT INDEX
                                  -------------


10(i) Amendment No. 2 to Credit Agreement dated March 29, 1996, as Amended between American Precision Industries Inc. and Marine Midland Bank.

10(ii) Executive Employment Agreement effective as of July 1, 1997 between Kurt Wiedenhaupt and American Precision Industries Inc.

11           Computation of net income per share


27           Financial Data Schedule