Form 10-K
period 1997-12-31
AMERICAN PRECISION INDUSTRIES INC
filed 1998-03-30
CIK 5657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _________________TO_____________________
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

       The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 23, 1998 was approximately $130,225,828.

        The number of shares of Registrant's Common Stock outstanding on
                         March 23, 1998 was 7,444,618.

       The Company's definitive Proxy Statement dated March 25, 1998 is incorporated by reference in Part III of this Form 10-K.

            Exhibit Index can be found on page 57 of this document.

AMERICAN PRECISION INDUSTRIES INC.
FORM 10-K ANNUAL REPORT
For the year ended December 31, 1997

TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----

PART I.
-------
     ITEM 1.   BUSINESS
                     Products and Marketing                                           3-6
                     Competition                                                        6
                     Backlog                                                            6
                     Suppliers                                                          7
                     Patents and Licenses                                               7
                     Customers                                                          7
                     Research and Development                                           7
                     Environmental Matters                                            8-9
                     Employees                                                          9
                     Lines of Business and Industry Segment Information              9-10
                     Foreign Operations                                                11
     ITEM 2.   PROPERTIES                                                           11-12
     ITEM 3.   LEGAL PROCEEDINGS                                                       12
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                                      13
                     SECURITY HOLDERS

PART II.
--------
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND                               14
                     RELATED STOCKHOLDER MATTERS
     ITEM 6.   SELECTED FINANCIAL DATA                                                 15
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                              16-20
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          21-47
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                           48
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III.
---------
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      49
     ITEM 11.  EXECUTIVE COMPENSATION                                                  49
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                         49
                     AND MANAGEMENT
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          49

PART IV.
--------
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                         50-54
                     REPORTS ON FORM 8-K

SIGNATURES                                                                          55-56

                                     PART I
                                     ------
ITEM 1.         BUSINESS
                --------

         a.     PRODUCTS AND MARKETING

                The registrant and its subsidiaries (the "Company" or "API") conduct operations in three major industrial segments, namely, Heat Transfer, Motion Technologies, and Electronic Components.

                The Company directs its marketing efforts towards major sales drives for current products in its served markets and target markets. In addition, the Company seeks profitable growth by enhancing and complementing its existing technology base.

                API HEAT TRANSFER INC.
                ----------------------

                API Heat Transfer Inc., which is comprised of API BASCO, API AIRTECH, API KETEMA, and API Schmidt-Bretten, engineers and manufactures a broad range of industrial heat transfer equipment. API Heat Transfer serves the heat transfer needs of a wide range of industries including power, chemical, petrochemical, HVAC, and food and dairy, and many of their support industries. Products range from small standard units to large custom-designed heat exchangers.

                API BASCO INC. manufactures a full line of standard and custom shell and tube heat exchangers, plate fin intercoolers and aftercoolers, and Centraflow steam surface condensers.

                API AIRTECH INC. manufactures a complete line of air-cooled aluminum heat exchangers. Its' operations are based in a new 82,000 square foot facility which will accommodate future growth needs. Both API Basco and API Airtech are ISO 9001 certified, an important element in the Company's plans for international growth.

                API KETEMA INC. has a strong position in both the general industrial and refrigeration heat transfer marketplace. This subsidiary manufactures shell and tube heat exchangers, chiller barrels, condensers, flooded evaporators and industrial packaged chillers.

                API SCHMIDT-BRETTEN GMBH, acquired on January 31, 1997, is a plate and frame heat exchanger manufacturer with a solid position in the chemical and food markets in Germany and the Netherlands. The plate-type heat exchanger products offer flexible design, high efficiencies and easy disassembly for cleaning or plate replacement. The addition of API Schmidt-Bretten, which is located in Germany, not only adds a new dimension to the group's heat transfer capabilities, but also establishes a conduit to move plate products into the U.S. market. Further, it allows API to distribute heat transfer products manufactured at various U.S. locations into European markets.

                API MOTION INC
                --------------

                API Motion Inc., comprised of API CONTROLS, API DELTRAN, API GETTYS, API HAROWE, API PORTESCAP AND API POSITRAN, is a designer and manufacturer of high performance motion control products and systems.

                API CONTROLS INC. offers complete lines of step and servo drives and packaged drive systems for a wide variety of motion control applications including factory automation, semiconductor equipment, printing, packaging, and winding equipment, positioning tables and electronics assembly applications. During 1997 an extensive effort was expended on the development of network communications capabilities for the recently introduced Intelligent Servo, MicroStepper and Centennial Digital drives.

                API DELTRAN INC. designs and manufactures high quality, precision electromagnetic clutches, brakes and clutch/brake assemblies used in sophisticated rotary motion control applications. One focus of API Deltran during 1997 was directed on custom miniature electromagnetic clutches and brakes designed for volume opportunities. A new line of permanent magnet brakes will be introduced in mid-1998 for penetration of European motor markets.

                API GETTYS INC. designs and manufactures precision servo and step motors for a broad range of industrial drive applications including DC brush and AC brushless servo motors and NEMA-standard step motors with linear actuating assemblies. By year-end 1997, the new high-performance Turbo series of step and servo motors were delivered to customers for testing. The Turbo series motors include several frame sizes and a variety of mechanical interface options with over 100 different electrical variations.

                API HAROWE INC. designs and manufactures high performance resolvers, encoders, brushless motors, gearmotors and other specialty rotating electromagnetic components for industrial, medical, military and commercial aerospace applications. API Harowe also offers a line of small frame brushless DC motors that can be provided in over 4,500 different model variations, allowing it to respond to a wide variety of markets such as medical instrumentation. The Digital Resolver electronics package was fully released in 1997. This feedback package, which sends signals back to the controller of a motor, provides an ideal feedback solution for rugged operations such as welding, machine tools, and industrial applications where a digital signal is needed, but the durability of a standard analog resolver is better suited.

                API PORTESCAP INC., acquired on July 8, 1997, participates in the market for high performance electromechanical drive systems. It develops, manufactures and markets ironless DC motors, brushless DC motors, disc magnet stepper motors, reduction gearboxes, DC tachogenerators, and integrated optical magnetic encoders. In addition, Portescap markets high power range motors, iron core DC motors, hybrid steppers and electronic drive circuits.

                Portescap's products are used by a number of business sectors. The products appeal to customers who, in comparison to ordinary and typically cheaper but less reliable motors, look for products which feature: (i) small size and light weight relative to the power output; (ii) low inertia which allows the motor to reach high speed in a very short time; (iii) low electrical energy consumption; and (iv) reliable and long lives.

                The assimilation of Portescap's products, sales channels and technology within API Motion has been accomplished through various actions including the redesign of product lines and the establishment of "EuroSales", an initiative to train the European sales force on API's U.S. products and to develop the marketing tools necessary to meet the demands of European markets.

                API POSITRAN LIMITED offers high quality gearboxes designed and manufactured to ISO 9001 criteria. The gearboxes are available in offset, in-line, right-angle and linear geometric choices, utilizing three technology alternatives - spur, bevel, and worm and wheel. The gearboxes provide an efficient match of high speed motors to lower speed loads, thus enabling the drive and control electronics to operate at lower currents. This results in less heat loss and improved efficiencies.


                API ELECTRONIC COMPONENTS INC.
                ------------------------------

                API Electronic Components Inc., which is comprised of API DELEVAN INC. and API SMD INC., designs, manufactures and markets an extensive line of quality inductors, chokes and magnetics to satisfy various electrical and electronic filtering requirements. This group concentrates on producing high performance inductive devices to meet stringent government and customer specifications relating to product quality, reliability and dependability.

                Global competitive forces and advancements in alternative circuitry technologies continue to push the market towards improved product quality with lower product costs. These competitive forces are being neutralized through major improvements in the group's manufacturing capabilities.

                The electronic component industry is comprised of a few major players who serve primarily the very large retail and commercial consumables markets. API's markets are the higher-grade industrial applications such as avionics, aerospace and medical equipment.

                API Electronic Components' products were part of the Mars Sojourner Rover space program and several other aerospace applications. Both API Delevan and API SMD continue to receive high product quality and service grades from their wide customer and distribution base.

                Sales growth is oriented toward specialty niche markets and custom components to augment the large offering of catalog products. API Electronic Components is building a broader base of international sales through an expanded force of agents and representatives around the world.

         b.     COMPETITION
                -----------

                In each of its segments the Company faces substantial competition from a number of companies, some of which have off-shore manufacturing facilities, and many of which are larger and have greater resources. In the electronic components market, several of our domestic competitors have become part of a single organization through a series of acquisitions. The inductor market continues to be faced with strong global competition and trends towards product miniaturization and lower costs. The Company relies primarily on the quality of its products and service to meet competition. Although the Company is not aware of definitive industry statistics by manufacturer for the products it makes, in the opinion of management, the Company is a significant competitive factor in the high quality micro-miniature electronic coil, electro-magnetic components, and compressor cooler markets.

         c.     BACKLOG
                -------

                The Company's backlog of unfilled orders believed to be firm at December 31, 1997 was approximately $75,584,000. All backlog orders are expected to be completed in the current fiscal year. The following table shows the backlog of orders for products associated with the three business segments:

                                     API Heat                                       API Electronic
                                     Transfer                API Motion               Components                 Total
                               ---------------------    ---------------------    ---------------------    -------------------

                  1997             $27,716,000              $44,282,000              $ 3,586,000              $75,584,000
                  1996             $20,639,000              $15,924,000              $ 2,653,000              $39,216,000

                Backlog has increased for the Heat Transfer segment primarily due to the Schmidt-Bretten acquisition and increases in orders for air-cooled and shell and tube heat exchangers. The increase in backlog in the Motion Technologies segment is principally due to the Portescap acquisition and also increased orders for brakes, clutches and motors. The backlog for Electronic Components has increased in part based on the timing of scheduled order releases with a number of large customers.

         d.     SUPPLIERS
                ---------

                The Company is not dependent upon any single supplier for any of the raw materials used in manufacturing its products and has not encountered significant difficulties in purchasing sufficient quantities of raw materials on the open market.

         e.     PATENTS AND LICENSES
                --------------------

                The Company has patents in multiple jurisdictions covering the design of certain Portescap products including, in particular, the disc magnet motor. Also Portescap's escap(R) tradename is registered in multiple jurisdictions. The disc magnet motor patent expires on July 21, 2004. The Company recently registered the tradename Turbo Servo, and the tradename Turbo Stepper has been allowed and registration is expected shortly. These tradenames will be utilized for a new line of precision motors.

                The Company has patents covering the design and certain manufacturing processes for some of its surface mounted inductors which management believes may be material to the Electronic Components segment. None of these patents expire prior to the year 2006.

                The Company has numerous other patents and trademarks. No single patent or trademark or group of patents or trademarks is material to the operations of any industry segment or to the business as a whole.

         f.     CUSTOMERS
                ---------

                During 1997, no single customer accounted for more than 10% of consolidated sales.

         g.     RESEARCH AND PRODUCT DEVELOPMENT
                --------------------------------

                The Company charges earnings directly for research and product development expenses. Costs for Company-sponsored programs, excluding capital expenditures, were approximately $3,667,000, $1,759,000, and $1,111,000, in 1997, 1996, and 1995,
                respectively.

         h.     ENVIRONMENTAL MATTERS
                ---------------------

                In 1987, Transicoil Inc., which was formerly owned by Portescap U.S. Inc., a subsidiary of the Company acquired in 1997, was notified that the North Penn site in Pennsylvania on which its operations had been located was nominated for inclusion on the U.S. Environmental Protection Agency's ("EPA") National Priorities List of hazardous waste sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In 1988, Portescap U.S. Inc., as well as Transicoil, Eagle-Picher Industries, Inc. (the owner of Transicoil at that time), other prior owners and the then owner of the North Penn Site, were named by the EPA as "potentially responsible parties" ("PRPs") under CERCLA which imposes joint and several liability on each PRP for the cleanup of the site. Portescap U.S. Inc. denied liability and denied that it was a proper PRP. An investigation of the North Penn Site, performed by independent consultants at the request of the EPA, revealed the presence of contamination. In 1989, Eagle-Picher, Transicoil and the EPA entered into an administrative consent order, pursuant to which Eagle-Picher and Transicoil agreed to prepare a Remedial Investigation Report and a Feasibility Study of the North Penn Site. However, in 1991, prior to completion of either the Remedial Investigation Report or the Feasibility Study, Eagle-Picher and Transicoil filed for bankruptcy and were subsequently discharged from any liability for environmental contamination at the North Penn Site. In mid-1995, Portescap U.S. Inc. agreed in principle with one of the prior owners and operators of the North Penn Site to pay, on an equal shares basis, up to $15,000 toward installation of drinking water filtration systems at several homes in the vicinity of the North Penn Site. In August 1995, the EPA issued a unilateral order requiring certain prior and present owners and operators of the North Penn Site to undertake various remedial actions. The EPA, however, did not name Portescap U.S. Inc. as a party to that order, although it subsequently served Portescap U.S. Inc. with a formal request for information concerning its past relationship with Transicoil and the North Penn Site. In October 1995 Portescap U.S. Inc. received notice of an indemnification claim asserted against it by a prior owner of the North Penn Site. Portescap U.S. Inc. informed the entity that asserted the indemnification claim that it denies liability under that claim and that it will vigorously defend itself against that claim.

                In early 1996 the EPA released the Remedial Investigation Report which indicated the presence and nature of contamination at the North Penn Site. The Feasibility Study was concluded in early 1997, and in July 1997 the EPA released its proposed Remedial Action Plan in which it recommends two alternatives for remediating the environmental problems associated with the North Penn Site, which involve a combination of ground water treatment and the connection of residents around the North Penn Site to a public water supply. The EPA estimates that the ground water treatment alternative would cost approximately $830,000 and the proposal to connect residents to a public water supply would cost approximately $2,340,000. The EPA has held a public hearing on these matters and will make a final determination as to which alternative or combination of alternatives, if any, to adopt. Once the EPA selects a remediation plan, it is likely to assert a claim against the PRPs named in its August 1995 unilateral order to recover the costs of remediation. Those PRPs may assert a claim against Portescap U.S. Inc. for contribution. In that event, Portescap intends to deny any liability, and to assert a counterclaim for contribution against the other PRPs. However, there is no assurance that it will prevail on either its denial of liability or its claim for contribution.

                Inter Scan Holding Ltd. from whom API acquired Portescap has agreed to indemnify API, Portescap and its subsidiaries for any Losses, as defined, which arise out of any violation of environmental laws or disposal of hazardous waste at the North Penn Site up to a maximum of 2,000,000 CHF (approximately $1,350,000), and, to the extent any such claims are asserted after October 8, 1998, 1,000,000 CHF (approximately $675,000).

         i.     EMPLOYEES
                ---------

                At December 31, 1997, 2,043 persons were employed by the Company.

         j.     LINES OF BUSINESS AND INDUSTRY SEGMENT INFORMATION
                --------------------------------------------------

                API's manufacturing operations in 1997 were carried on through subsidiaries. Operations are classified into three industry segments based upon the characteristics of manufacturing processes and the nature of markets served. The manufacturing units which currently comprise the segments and their principal products are as follows:

                   API HEAT TRANSFER INC.:
                       API Airtech Inc.                                  Air-to-air aluminum heat exchangers
                       API Basco Inc.                                    Shell and tube heat exchangers
                       API Ketema Inc.                                   Packaged chillers, refrigeration condensers, and
                                                                         shell and tube heat exchangers
                       API Schmidt-Bretten GmbH                          Plate heat exchangers
                       API Schmidt-Bretten Inc.                          Plate heat exchangers and evaporators

                   API MOTION INC.:
                       API Controls Inc.                                 Servo and stepper motor drives, power supplies
                                                                         and motion controllers
                       API Deltran Inc.                                  Electro-magnetic clutches and brakes
                       API Deltran (St. Kitts) Ltd.                      Electro-magnetic clutches and brakes
                       API Gettys Inc.                                   AC and DC servo motors and stepper motors
                       API Harowe Inc.                                   Resolvers and DC motors
                       API Harowe (St. Kitts) Ltd.                       Resolvers and DC motors
                       API Portescap Inc.                                DC and disc magnet stepper motors
                       API Positran Limited                              Gearboxes and actuators

                   API ELECTRONIC COMPONENTS:
                       API Delevan Inc.                                  Axial-leaded inductors
                       API SMD Inc.                                      Surface mounted inductors


                Amounts of revenue from sales to unaffiliated customers, operating profit or loss, and identifiable assets for the three years ended December 31, 1997, are included in Note K of the notes to consolidated financial statements on pages 43 and 44 of this document.

         k.     FOREIGN OPERATIONS
                ------------------

                Export sales, principally to Europe, Canada, and Mexico, were approximately 29%, 16%, and 14%, of consolidated sales for 1997, 1996, and 1995, respectively. The foreign sales are not believed to be subject to any risks other than those normally associated with the conduct of business in friendly nations having stable governments. Additional information relating to geographic operating data is included in Note K of the notes to consolidated financial statements on page 45 of this document.

ITEM 2.         PROPERTIES
                ----------

                The location of API's manufacturing facilities and their approximate size in terms of floor area are as follows:

                                                                                                             Floor Area
                                                       Location                                               (Sq. Ft.)
                    -------------------------------------------------------------------------------       ----------------

                    API  HEAT TRANSFER INC.
                       API Basco Inc., Buffalo, New York                                                        115,600
                             (Walden Avenue)
                       API Airtech Inc. and API Schmidt-Bretten Inc.                                             82,000
                             Arcade, New York (North Street)
                       API Ketema Inc., Grand Prairie, Texas                                                    150,000
                             (West Marshall Drive)
                       API Schmidt-Bretten GmbH, Bretten, Germany                                               100,000
                             (Pforzheim Strasse)

                    API MOTION INC.
                       API Controls Inc. and API Deltran Inc.,                                                   43,700
                             Amherst, New York (Hazelwood Drive)
                       API Gettys Inc., Racine Wisconsin                                                         88,000
                             (North Green Bay Road)
                       API Harowe Inc. and API Portescap U.S. Inc.,                                              34,500
                             West Chester, Pennsylvania
                             (Westtown Road)
                       API Harowe (St. Kitts) Ltd. and                                                            8,500
                             API Deltran (St. Kitts.) Ltd., St. Kitts, West Indies
                             (Bourkes Road)
                       API Portescap Inc., La Chaux-de-Fonds, Switzerland                                       126,500
                             (157, rue Jardiniere) and
                             Marly, Switzerland (Route de Chesalles 1)                                           20,800
                       API Positran Limited., Ringwood, England                                                  28,000
                             (Headlands Business Park)

                    API ELECTRONIC COMPONENTS INC.
                       API Delevan Inc., East Aurora, New York                                                   50,000
                             (Quaker Road)
                       API SMD, Inc., Arcade, New York                                                           23,500
                             (North Street)

                Of the facilities listed above, the API Basco Inc., API Airtech Inc., API Schmidt-Bretten Inc., API Ketema Inc., API Gettys Inc., API Portescap Inc., API Positran Inc., API Delevan Inc., and API SMD Inc. facilities are owned by API.

                The facilities occupied by API Airtech Inc. and API Schmidt-Bretten Inc., API Ketema Inc., and API SMD Inc. constitute collateral for three industrial revenue bond financings. The land and buildings owned by API Portescap Inc. in Switzerland and by API Positran Inc. in England have been pledged as security for certain mortgage loans.

                The facilities leased by API are as follows:

                                                                                        Approximate
                                                                                          Annual                Leased
                                         Facility Location                                Rental                 Until
                 ------------------------------------------------------------------ --------------------  --------------------

                 Bourkes Road (API Harowe (St. Kitts) Ltd. and                           $ 24,000                2003
                       API Deltran (St. Kitts) Ltd.)
                 Hazelwood Drive (API Controls Inc. and                                  $130,000                2002
                       API Deltran Inc.)
                 Westtown Road (API Harowe Inc.)                                         $168,000                2001
                 Pforzheim Strasse (API Schmidt-Bretten GmbH)                            $198,000                2001

                In addition, subsidiaries of API Portescap Inc. lease office space in Pforzheim, Germany, Creteil, France, Tokyo, Japan, and Stockholm, Sweden. A sales subsidiary of API Schmidt-Bretten GmbH leases office space in Leeuwarden, The Netherlands. API Schmidt-Bretten Inc. leases a sales office in Bohemia, New York. The approximate aggregate annual rentals for these sales offices is $229,000. The lease terms range from 1998 to 2002, and the aggregate square footage is approximately 17,500.

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

ITEM 3.         LEGAL PROCEEDINGS
                -----------------

                See Item 1(h).

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------

                At a Special Meeting of Shareholders held on November 14, 1997, the following two proposals were approved:

                1. To issue up to 1,538,603 common shares of the Company upon the conversion of preferred shares which have been or may be issued under the Amended and Restated Stock Purchase Agreement dated July 3, 1997, pursuant to which the Company acquired all of Inter Scan Holding Ltd.'s shares of Portescap, a European manufacturer of motors.

                2.  To amend the Company's Restated Certificate of Incorporation
                    (i) to increase the number of authorized common shares from 10,000,000 to 30,000,000; and (ii) to authorize 1,250,000 shares of Series B Seven Percent (7%) Cumulative
                    Convertible Preferred Stock.

                The voting results on these two proposals were:

                                                  Votes                        Votes                        Votes
                                                   For                        Against                     Abstaining
                                            -------------------          -------------------          -------------------

                  Proposal 1                    5,058,424                     193,894                     1,302,324
                  Proposal 2                    4,570,990                     679,853                     1,303,799

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

                                                                                           QUARTER
                                                                      1               2              3               4
                                                                --------------- -------------- --------------- ---------------

                      1997                High                      $20.38         $20.19          $23.81          $26.00

                                           Low                      $16.75         $16.25          $19.00          $20.50


                      1996                High                      $13.13         $13.75          $13.13          $20.25

                                           Low                      $10.75         $11.50          $11.38          $12.25

                As of December 31, 1997, there were 948 shareholders of record. During 1996 the Company declared cash dividends on its commmon stock of $.26 per share. The Company decided to eliminate its quarterly cash dividend, effective in the first quarter of 1997, and to retain the cash for expansion and acquisitions.

ITEM 6.         SELECTED FINANCIAL DATA
                -----------------------

                FIVE YEAR FINANCIAL SUMMARY


(in thousands, except per share amounts)    1997          1996          1995         1994          1993
----------------------------------------------------------------------------------------------------------

Operations
Net sales                                $184,070      $116,783      $ 82,403      $ 64,896      $ 50,858
Gross profit                             $ 56,863      $ 39,131      $ 27,114      $ 21,626      $ 16,454
Interest and debt expense                $  2,914      $  1,295      $    238      $    220      $    244
Depreciation and amortization            $  7,434      $  3,785      $  2,594      $  2,275      $  1,712
Net earnings                             $  8,291      $  6,525      $  4,731      $  3,431      $  2,050
Capital expenditures                     $  8,737      $  8,319      $  4,585      $  1,857      $  1,814

Balance Sheet
Working capital                          $ 36,296      $ 24,192      $ 18,463      $ 14,197      $ 15,985
Current ratio                                 1.8           2.4           2.4           2.3           4.0
Property, plant and equipment, net       $ 52,647      $ 27,206      $ 12,269      $ 10,202      $  8,353
Total assets                             $162,670      $ 82,012      $ 57,791      $ 45,344      $ 38,081
Long-term liabilities                    $ 40,298      $ 24,674      $ 10,292      $  3,523      $  3,507
Shareholders' equity                     $ 76,600      $ 40,544      $ 34,347      $ 30,905      $ 29,212

Ratio Analysis
Gross margin (% of sales)                    30.9%         33.5%         32.9%         33.3%         32.4%
Net earnings (% of sales)                     4.5%          5.6%          5.7%          5.3%          4.0%
Long-term liabilities to equity              52.6%         60.9%         30.0%         11.4%         12.0%

Per Common Share
Market price range:
     High                                $  26.00      $  20.25      $  14.75      $   8.25      $   8.00
     Low                                 $  16.25      $  10.75      $   7.63      $   6.25      $   5.75
     Close                               $  20.81      $  20.00      $  11.13      $   7.75      $   6.50
Earnings:
     - basic                             $   1.12      $   0.91      $   0.67      $   0.49      $   0.29
     - diluted                           $   0.97      $   0.88      $   0.65      $   0.49      $   0.29
Book value                               $   6.78      $   5.56      $   4.82      $   4.38      $   4.14

Other
Number of shares outstanding
     at year-end                            7,438         7,292         7,128         7,064         7,058
Weighted average shares outstanding:
     - basic                                7,381         7,190         7,090         7,062         7,057
     - diluted                              8,537         7,452         7,292         7,069         7,063
Effective tax rate                           32.0%         34.7%         34.5%         35.3%         34.9%
Registered Shareholders                       948         1,015         1,076         1,074           976
Employees                                   2,043         1,309         1,033           847           613

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

                FINANCIAL REVIEW - OPERATIONS

                REVENUES

                Consolidated revenues in 1997 were $184.2 million versus $117.1 million in 1996. Included in 1997 revenue is $161 thousand of investment income, which is down $166 thousand from $327 thousand of investment income in 1996. This is a result of the lower average investment balances of funds raised in late 1995 for the construction of the new production facility for air-cooled products (Airtech) which were expended primarily in 1996.

                Consolidated net sales for 1997 were $184.1 million, up 57.6% as compared to the prior year. The increase in net sales in 1997 is discussed by business group.

                MOTION GROUP

                In fiscal 1997, net sales of $76.5 million were 91.6% ($36.6 million) higher than 1996 net sales. API's July 8, 1997 acquisition of Portescap, a Swiss producer of micromotors, accounted for 83.5% of the increase in net sales dollars. Increases in demand for motors, feedback devices, brakes and clutches, and the ownership of Gettys (acquired in April 1996) for a full 12 months account for the rest of the increase.

                HEAT TRANSFER GROUP

                In 1997, net sales of $93.0 million grew 46.4% ($29.5 million) from 1996 levels. API's acquisition on January 31, 1997 of Schmidt-Bretten, a German producer of plate and frame heat exchangers, increased 1997 sales by $25.7 million. Increased sales for air-cooled products and the ownership of Ketema (acquired in April 1996) for a full 12 months offset by lower exports of shell and tube heat exchangers due to a stronger U.S. dollar accounted for the balance of the increase.

                ELECTRONIC COMPONENTS GROUP

                Net sales in 1997 were $14.6 million, an increase of 10% versus 1996. The increase reflects successful introduction of new products for niche applications.

                In 1996, consolidated revenues increased 41.7% compared with 1995 revenues. Investment income, which is included in revenues, increased $70 thousand in 1996 compared with 1995, reflecting income on undisbursed proceeds of an industrial revenue bond issued in late 1995. Net sales in 1996 were $116.8 million, a 41.7% increase as compared with 1995. A 39.9% increase in Motion

                Group sales was the result of higher sales to new and existing customers of clutches, brakes and motors and the April 1996 acquisition of Gettys. A 55.7% increase in Heat Transfer Group sales in 1996 came from the acquisition of Ketema in April 1996, and higher sales of air-cooled and shell and tube products to new and existing customers. Electronic Components Group net sales for 1996 were up 1.9% from increased sales to existing customers.

                API's consolidated backlog of firm orders at December 31, 1997 was $75.6 million, up 92.7% from the prior year. A 178.1% increase in backlog for the Motion Group was due to the acquisition of Portescap and increased orders for brakes, clutches and motors. A 34.3% increase in the Heat Transfer Group backlog was due to the acquisition of Schmidt-Bretten and increases in orders for air-cooled and shell and tube heat exchangers.

                COST OF PRODUCTS SOLD

                In 1997, cost of products sold was $127.2 million versus $77.7 million in 1996, a 63.7% increase. The 1997 acquisitions of Schmidt-Bretten and Portescap and the ownership of Ketema and Gettys for a full 12 months in 1997 accounted for 90% of the $49.5 million increase in cost of products sold. Costs associated with the additional sales volume from other units, higher costs resulting from production inefficiencies in the Heat Transfer Group and unfavorable inventory adjustments of $816 thousand in the third quarter of 1997 account for the remainder of the increase.

                In 1996, cost of products sold increased by 40.4% compared with 1995. The acquisitions of Ketema and Gettys account for 75.9% of the increase. The remainder is due to the sales volume increase of other Heat Transfer Group and Motion Group products.

                SELLING AND ADMINISTRATIVE EXPENSES

                Selling and administrative expenses increased $11.6 million, or 44.1%, in 1997 compared with 1996. The two 1997 acquisitions and the ownership of Ketema and Gettys for a full 12 months accounted for most of the increase. Expressed as a percent of sales, selling and administrative expenses decreased to 20.6% of sales in 1997 from 22.6% in 1996.

                Fiscal 1996 selling and administrative expenses increased 40.5% compared with 1995 due to the acquisitions of Ketema and Gettys, increased commissions resulting from sales volume increases, and increased compensation expense.

                RESEARCH AND PRODUCT DEVELOPMENT

                1997 research and product development expenses increased by $1.9 million, or 108.5%, compared with 1996. The 1997 acquisitions and ownership of Gettys for 12 months in 1997 accounted for 70% of the increase. Investment in new product development for motion control and heat transfer products accounted for the remaining increase.

                The 58.3% increase in research and product development costs in 1996 compared with 1995 reflects the acquisition of Gettys and increased activities for motion control products.

                INTEREST AND DEBT EXPENSE

                Interest and debt expense in fiscal 1997 was $2.9 million, a 125% increase over 1996. Of the $1.6 million increase from 1996, 88.5% was interest on debt incurred for, or acquired with, the acquisitions of Schmidt-Bretten and Portescap. The balance was from interest expense for a full twelve-month period on debt incurred for the April 1996 acquisitions of Ketema and Gettys.

                Interest and debt expense in 1996 increased by $1.1 million, or 444%, when compared to 1995. Interest on debt incurred for the expansion of the Airtech facility and for the acquisitions of Ketema and Gettys accounted for the increase.

                OTHER EXPENSE

                Other expense in 1997 of $210 thousand includes the cost related to a settlement agreement with the United States Government which totaled $331 thousand in the third quarter of 1997. The settlement was on issues related to government subcontract work performed between 1987 and 1995 by a unit of the company which was closed in 1995. Offsetting this cost was a gain of $121 thousand from the sale of a non-operating investment.

                INCOME TAXES

                Income taxes expressed as a percent of earnings before taxes were 32.0%, 34.7% and 34.5% in 1997, 1996 and 1995, respectively. The lower rate in 1997 is attributed to nonrecurring adjustments to prior year provisions following the completion of audits.

                NET EARNINGS

                Net earnings in 1997 were $8.3 million, a 27.1% increase over 1996. The increase is primarily attributed to the earnings from the acquisitions of Portescap and Schmidt-Bretten during the year and the net results of Ketema and Gettys for a full twelve-month period. These gains were somewhat offset by Heat Transfer production cost difficulties and the inventory adjustments in the third quarter of fiscal 1997.

                Net earnings in 1996 were $6.5 million, a 37.9% increase over 1995. The increase is primarily attributed to the April 1996 acquisitions of Ketema and Gettys and the profitability from the revenue growth of API's other business units.

                YEAR 2000 INITIATIVES

                In 1997, the Company began a formal process to assess the status of its computer systems with regard to their Year 2000 compliance. Almost all of the Company's key operating and administrative systems are software packages purchased from third party suppliers. The majority of these packages are currently compliant or are expected to become compliant through supplier developed upgrades. Two existing systems will require replacement to become compliant. Projects to replace these systems are underway and completion in a timely fashion is expected. The cost associated with the software upgrades and systems replacements are not considered to be material. The Company has begun a review of its products which contain date sensitive logic. To date, no compliance problems have been identified.

                A program to assess the Y2K compliance status of the Company's key suppliers will be undertaken in 1998.

                FINANCIAL POSITION

                The Company's liquidity is primarily generated from operations. In addition, short-term lines of credit totaling $8,262 thousand and revolving credit of $2,700 thousand were available at December 31, 1997. Information on the Company's liquidity position for the past three years is as follows:

                 (Dollars in thousands)                                             1997        1996        1995
                 ----------------------------------------------------------------------------------------------------
                 Net working capital                                                 $36,296     $24,192     $18,463
                 Current ratio                                                           1.8         2.4         2.4
                 Cash flow from Operating Activities                                 $ 6,336     $ 7,755     $ 3,786
                 Cash, cash equivalents and marketable securities                    $ 2,313     $ 2,412     $ 5,979
                 Capital expenditures                                                $ 8,737     $ 8,319     $ 4,585


                The lower 1997 current ratio as compared to 1996 is the result of the Company's use of borrowed funds for the January 1997 acquisition of Schmidt-Bretten.

                The decrease in cash flow from operating activities in 1997 compared with 1996 is the result of prepaid U.S. income taxes resulting from lower than expected 4th quarter earnings, payments for Portescap liabilities from the first half of 1997 that were accrued but unpaid at July 8, 1997, and increased payments in 1997 for EVA(R)-based incentive compensation programs. These items more than offset the increase in 1997 earnings adjusted for depreciation and amortization.

                The increase in cash flow from operations in 1996 as compared to 1995 is the combined result of increased sales and net income, as well as the positive effects generated from the acquisition of Ketema and Gettys.

                Capital expenditures in 1997 reflect expenditures at Schmidt-Bretten and Portescap following their acquisition, expenditures supporting the implementation of Demand Flow Technology, ("DFT"), investment in cost and productivity improving equipment at other locations and the completion of the new production facility for air-cooled heat transfer products. As compared to 1996, the 1997 increase was the net result of spending by the acquisitions and for DFT implementation, offset by lower spending on the new production facility which was placed in operation in early 1997.

                The increase in capital expenditures in 1996 as compared to 1995 reflects 1996 spending on the new production facility for air-cooled products, as well as significant investments in new machinery and equipment. Also reflected in capital expenditures are investments in new machinery and equipment acquired by Ketema and Gettys since their respective dates of acquisition.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                -------------------------------------------

                REPORT OF INDEPENDENT ACCOUNTANTS
                To the Board of Directors and Shareholders of American Precision Industries Inc.

                In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of American Precision Industries Inc. and its subsidiaries at December 31, 1997 and January 3, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                /s/ Price Waterhouse LLP

                PRICE WATERHOUSE LLP

                Buffalo, New York
                February 16, 1998

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)                                                          1997              1996
--------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash and cash equivalents                                                $       2,313     $       2,412
     Accounts receivable less allowance for
      doubtful accounts of $1,124 and $487                                           32,163            17,912
     Inventories - net                                                               38,510            17,431
     Prepaid expenses                                                                 4,744             1,137
     Deferred income taxes                                                            4,338             2,094
--------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                 82,068            40,986
--------------------------------------------------------------------------------------------------------------

Investments                                                                             686             3,279

Other Assets
     Cost in excess of net assets acquired - net                                     19,853             4,472
     Prepaid pension cost                                                             1,669             2,104
     Net cash value of life insurance                                                 3,199             2,655
     Other                                                                            2,251             1,310
--------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                   26,972            10,541
--------------------------------------------------------------------------------------------------------------

Deferred Income Taxes                                                                   297                 -

Property, Plant and Equipment
     Land                                                                             3,409               665
     Buildings and improvements                                                      20,327            13,549
     Machinery, equipment and furniture                                              51,427            32,589
     Construction in process                                                          2,689             1,502
--------------------------------------------------------------------------------------------------------------
                                                                                     77,852            48,305
     Less accumulated depreciation                                                   25,205            21,099
--------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                    52,647            27,206
--------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $   162,670      $     82,012


See notes to consolidated financial statements

(Dollars in thousands)                                                          1997              1996
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Short-term borrowings                                                     $     14,086     $          --
     Accounts payable                                                                15,792             8,511
     Accrued compensation and payroll taxes                                           6,585             5,167
     Other liabilities and accrued expenses                                           7,980             1,353
     Dividends payable                                                                   --               471
     Current portion of long-term obligations                                         1,329             1,292
--------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                            45,772            16,794
--------------------------------------------------------------------------------------------------------------

Deferred Income Taxes                                                                 1,926             1,417
Other Noncurrent Liabilities                                                          3,488             1,046
Long-Term Obligations, less current portion                                          34,884            22,211

Shareholders' Equity
      Series B seven percent (7%) convertible
             preferred stock par value $1.00 a share
             1,236,337 shares issued and outstanding                                 26,156                --
      Common stock, par value $.0006 2/3 a share
             Authorized - 30,000,000 shares
             Issued - 7,812,215 and 7,666,011 shares                                  5,207             5,110
      Additional paid-in capital                                                     13,107            11,065
      Retained earnings                                                              35,572            27,281
      Equity adjustment from foreign currency translation                             (526)                --
      Minimum pension liability, net of tax                                            (78)              (74)
--------------------------------------------------------------------------------------------------------------
                                                                                     79,438            43,382
      Less cost of 374,262 treasury shares                                            2,838             2,838
--------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                           76,600            40,544
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                      $   162,670     $      82,012



See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF EARNINGS



(Dollars in thousands, except per share data)                        1997             1996             1995
------------------------------------------------------------------------------------------------------------------

Net Sales                                                          $    184,070     $    116,783    $      82,403
Investment Income                                                           161              327              257
------------------------------------------------------------------------------------------------------------------
Revenues                                                                184,231          117,110           82,660
------------------------------------------------------------------------------------------------------------------

Costs and Expenses
     Cost of products sold                                              127,207           77,652           55,289
     Selling and administrative                                          38,047           26,410           18,801
     Research and product development                                     3,667            1,759            1,111
     Interest and debt expense                                            2,914            1,295              238
     Other expense                                                          210                -                -
------------------------------------------------------------------------------------------------------------------
                                                                        172,045          107,116           75,439
------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                             12,186            9,994            7,221
Income Taxes                                                              3,895            3,469            2,490
------------------------------------------------------------------------------------------------------------------
Net Earnings                                                       $      8,291     $      6,525     $      4,731
------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share
     Basic                                                         $       1.12     $        .91     $        .67
     Diluted                                                       $        .97     $        .88     $        .65

See notes to consolidated financial statements

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY





                                               PREFERRED STOCK                   COMMON STOCK                  ADDITIONAL
(In thousands,                            -----------------------------------------------------------           PAID-IN
except per share data)                    SHARES            AMOUNT            SHARES           AMOUNT           CAPITAL
---------------------------------------------------------------------------------------------------------------------------
Balance at
December 30, 1994                               -               $ -            7,442           $ 4,961          $ 9,098
Net earnings - 1995                             -                 -                -                 -                -
Stock options
     exercised, net                             -                 -               60                40              422
Treasury shares
     issued as bonus                            -                 -                -                 -               12
Cash dividends declared,
     $.2575 per share                           -                 -                -                 -                -
Net unrealized gain on
     marketable securities                      -                 -                -                 -                -
---------------------------------------------------------------------------------------------------------------------------
Balance at
December 29, 1995                               -                 -            7,502             5,001            9,532
Net earnings - 1996                             -                 -                -                 -                -
Stock options
     exercised, net                             -                 -              164               109            1,533
Cash dividends declared,
     $.26 per share                             -                 -                -                 -                -
Minimum pension
     liability, net of tax                      -                 -                -                 -                -
Net unrealized loss on
     marketable securities                      -                 -                -                 -                -
---------------------------------------------------------------------------------------------------------------------------
Balance at
January 3, 1997                                 -                 -            7,666           $ 5,110         $ 11,065
Net earnings - 1997                             -                 -                -                 -                -
Stock options
     exercised, net                             -                 -              146                97            1,518
Securities issued in
     Portescap acquisition:
          Series B preferred stock          1,236            26,156                -                 -                -
          Warrants                              -                 -                -                 -              524
Pension plan liability                          -                 -                -                 -                -
Equity adjustment from foreign
     currency translation                       -                 -                -                 -                -
---------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1997                           1,236          $ 26,156            7,812           $ 5,207         $ 13,107






                                                       EQUITY
                                                     ADJUSTMENT
                                                        FROM       NET UNREALIZED       MINIMUM
                                                      FOREIGN      GAIN (LOSS) ON       PENSION                TREASURY STOCK
(In thousands,                          RETAINED      CURRENCY      MARKETABLE          LIABILITY         -------------------------
except per share data)                  EARNINGS    TRANSLATION     SECURITIES           CHANGE            SHARES            AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 30, 1994                       $ 19,726        $ -           $ (18)              $ -               378          $ 2,862
Net earnings - 1995                        4,731          -               -                 -                 -                -
Stock options
     exercised, net                            -          -               -                 -                 -                -
Treasury shares
     issued as bonus                           -          -               -                 -                (4)             (24)
Cash dividends declared,
     $.2575 per share                     (1,828)         -               -                 -                 -                -
Net unrealized gain on
     marketable securities                     -          -              41                 -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 29, 1995                         22,629          -              23                 -               374            2,838
Net earnings - 1996                        6,525          -               -                 -                 -                -
Stock options
     exercised, net                            -          -               -                 -                 -                -
Cash dividends declared,
     $.26 per share                       (1,873)         -               -                 -                 -                -
Minimum pension
     liability, net of tax                     -          -               -               (74)                -                -
Net unrealized loss on
     marketable securities                     -          -             (23)                -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
January 3, 1997                           27,281          -               -               (74)              374            2,838
Net earnings - 1997                        8,291          -               -                 -                 -                -
Stock options
     exercised, net                            -          -               -                 -                 -                -
Securities issued in
     Portescap acquisition:
          Series B preferred stock             -          -               -                 -                 -                -
          Warrants                             -          -               -                 -                 -                -
Pension plan liability                         -          -               -                (4)                -                -
Equity adjustment from foreign
     currency translation                      -       (526)              -                 -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1997                       $ 35,572     $ (526)            $ -             $ (78)              374          $ 2,838


See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS


(Dollars in thousands)                                                         1997        1996        1995
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                                    $ 8,291     $ 6,525     $ 4,731
Adjustments to reconcile net income to cash and
cash equivalents provided by operating activities:
     Depreciation and amortization                                                7,434       3,785       2,594
     Recognition of pension expense (income) under SFAS 87                           36          36        (136)
     Stock compensation programs                                                    196         582         202
     Change in various allowance accounts                                          (614)       (639)        (95)
     Other                                                                          134         146         203
(Increase) Decrease in:
     Accounts receivable                                                         (2,537)       (472)     (2,028)
     Inventories                                                                   (389)     (2,006)     (1,785)
     Prepaid expenses                                                            (1,904)       (109)        (75)
     Deferred income tax assets                                                   1,086        (691)       (386)
     Net cash value of life insurance                                              (543)       (433)       (571)
     Other assets, net                                                              341        (459)       (475)
Increase (Decrease) in:
     Accounts payable                                                             1,466       1,613         373
     Accrued expenses                                                            (5,496)       (385)        902
     Deferred income tax liabilities                                             (1,277)        199         376
     Other noncurrent liabilities                                                   112          63         (44)
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                         6,336       7,755       3,786
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Investment in API Schmidt-Bretten & API Portescap,
     net of cash & cash equivalents acquired                                     (9,286)          -           -
Investments in API Gettys & API Ketema,
     net of cash & cash equivalents acquired                                          -     (17,359)          -
Purchases of investments and marketable securities                                  (68)       (127)     (6,233)
Additions to property, plant and equipment                                       (8,737)     (8,319)     (4,585)
Proceeds from investments & marketable securities                                 2,660       6,609       1,797
Proceeds from sale of fixed assets                                                  289          46          36
----------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                           (15,142)    (19,150)     (8,985)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Exercise of stock options                                                         1,615       1,642         462
Payment of long-term obligations, including current maturities                   (1,292)     (1,785)       (368)
Dividends paid                                                                     (471)     (1,865)     (1,806)
Increase in long-term obligations                                                 4,423      15,931       6,660
Increase (Decrease) in short-term borrowings                                      5,018      (2,602)        602
----------------------------------------------------------------------------------------------------------------
Net cash provided by Financing Activities                                         9,293      11,321       5,550
----------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes                                                    (586)          -           -

Net Increase (Decrease) in Cash and Cash Equivalents                                (99)        (74)        351
Cash and Cash Equivalents at Beginning of Year                                    2,412       2,486       2,135
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                        $ 2,313     $ 2,412     $ 2,486
----------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                                              $ 2,424     $ 1,038       $ 225
          Income taxes net of tax refunds                                       $ 3,037     $ 3,598     $ 2,513

See notes to consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

FOR THE YEARS ENDED DECEMBER 31, 1997, JANUARY 3, 1997 AND
DECEMBER 29, 1995

A.       SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

(1) Nature of Operations American Precision Industries Inc. ("API" or the "Company") is a multi-domestic, diversified manufacturing company whose principal lines of business include the production and sale of motion control devices, heat transfer products and electronic components. The Company's principal markets are in North America and Europe.

(2) Fiscal Year During 1997 API converted its fiscal year to a calendar year ending on December 31. Prior to 1997, the fiscal years consisted of 52 weeks, except for 1996 which included 53 weeks.

(3) Basis of Presentation The accompanying consolidated financial statements include the accounts of all subsidiaries. All material intercompany accounts and transactions have been eliminated. The Statement of Earnings and Statement of Cash Flows include the results of API Schmidt-Bretten and API Portescap, since January 31, 1997 and July 8, 1997, the dates of their respective acquisitions. The financial statements also include the results of API Ketema and API Gettys since April 1, 1996 and April 19, 1996, respectively, the dates of acquisition.

(4) Foreign Currency Translation The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in equity as "foreign currency translation adjustment", a separate component of shareholders' equity. Income and expense items are translated at average monthly rates of exchange.

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

As of December 31, 1997 and January 3, 1997 foreign exchange contracts outstanding were not significant.

(5) Inventories Inventories are valued at the lower of cost or market, net of progress payments. At December 31, 1997 and January 3, 1997 inventories comprising approximately 25% and 61%, respectively, of consolidated inventories were valued using the last-in, first-out (LIFO) method. Other inventories are priced using the first-in, first-out (FIFO) method.

(6) Property, Plant and Equipment These assets are stated at cost and are depreciated for financial reporting purposes principally by use of the straight-line method over their estimated useful lives: building and improvements - 10 to 45 years; machinery, equipment, and furniture - 2 to 15 years.

Expenditures for maintenance and repairs are charged to expense; renewals and betterments are capitalized and depreciated.

Properties are removed from the accounts when they are disposed of, and the related cost and accumulated depreciation are eliminated from the accounts. Associated gains and losses, if any, are included in consolidated net earnings.

(7) Goodwill The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is separately disclosed, net of accumulated amortization, and is being amortized over 25-30 years on a straight-line basis. Amortization expense amounted to $455 in 1997 and $163 in 1996.
Accumulated amortization of goodwill at December 31, 1997 was $764.

(8) Income Taxes The Company follows the asset and liability approach to account for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. No provision has been made for United States income taxes applicable to undistributed earnings of foreign subsidiaries as it is the intention of the Company to indefinitely reinvest those earnings in the operations of those entities.

(9) Employee Benefit Plans Benefits under the Company's salaried defined benefit and supplemental benefit plans are based upon years of service and average compensation during an individual's last years of employment for the defined benefit plans and final pay for the supplemental benefit plan.

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

Benefits under the hourly defined benefit plan of API Harowe are based upon years of service, not to exceed 35, multiplied by a fixed rate specified in the union contract. Benefits under this plan are funded annually based upon funding recommendations of the plan actuaries.

Other union employees are covered under defined contribution plans. The Company's contributions to these plans are set forth under the provisions of the specific contracts.

The Company's principal foreign subsidiaries also maintain defined benefit pension plans covering substantially all employees of those subsidiaries.

(10) Stock Options Proceeds from the sale of common stock issued under employee stock option plans are credited to capital accounts. There are no charges to income with respect to the plans; however, compensation expense is recorded with respect to the increase in value of stock appreciation rights. The Company has adopted certain disclosure requirements as prescribed by FASB Statement No. 123.

(11) Advertising The Company expenses the production costs of advertising in the year in which the advertising occurs. Total advertising expense in 1997, 1996 and 1995 was $1,661, $879, and $874, respectively.

(12) Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.        BUSINESS ACQUISITIONS

On January 31, 1997, API Schmidt-Bretten Beteiligungs GmbH, a wholly-owned subsidiary of the Company, acquired all the outstanding capital stock of Schmidt-Bretten GmbH ("SBG") for approximately $6,100 in cash and a note for $1,800. SBG manufactures plate and frame heat exchangers in Bretten, Germany.

On July 8, 1997, the Company acquired all the outstanding capital stock of Portescap, a Swiss manufacturer of micromotors. The purchase price consisted of Series A convertible preferred stock of the Company with a liquidation value of $21,156, an exchangeable note for $5,000, and cash of approximately $3,800.

The Series A convertible preferred stock and the exchangeable note were exchanged for 1,236,337 shares of Series B convertible preferred stock, which, in turn is convertible at $17.00 per share into 1,538,603 shares of the Company's common stock.

In connection with the 1997 acquisitions, a liability of approximately $2,100 was established for redundancy and relocation costs. As of December 31, 1997 actual costs incurred against this reserve were approximately $700. It is anticipated that the remainder of the costs related to this liability will be primarily incurred during 1998.

On April 1, 1996, API Ketema Inc., a wholly-owned subsidiary of the Company, acquired the assets and assumed certain liabilities of the Heat Transfer Division ("HTD") of Ketema, Inc. at a cost of approximately $12,000. HTD manufactures shell and tube heat exchangers, refrigeration condensers, and packaged chillers.

On April 19, 1996, API Gettys Inc., a wholly-owned subsidiary of the Company, acquired the assets and assumed certain liabilities of Gettys Corporation and Gettys Property Corporation ("Gettys") at a cost of approximately $4,800. Gettys manufactures AC and DC servo motors, amplifiers, and control electronics.

The aforementioned acquisitions have been accounted for as purchase transactions in accordance with APB No.16, "Business Combinations".

The following table presents unaudited pro forma results of operations as if the acquisitions of HTD and Gettys had occurred on January 1, 1996 and 1995, respectively, and the acquisitions of SBG and Portescap had occurred on January 1, 1997 and 1996, respectively, after giving effect to certain adjustments, including amortization of goodwill, adjusted depreciation of fair value of assets acquired, interest expense on additional debt incurred to fund the acquisitions, and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions taken place at the beginning of 1997 and 1996 for SBG and Portescap and 1996 and 1995 for HTD and Gettys or of results which may occur in the future.

Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of entities because precise estimates of such benefits cannot be quantified.

(In thousands,
except per share data)             1997            1996               1995
----------------------------- --------------- ---------------  -----------------
(unaudited)
Revenues                       $   215,735      $   222,883        $  116,762
Net earnings                   $     5,619      $     8,624        $    2,972
Earnings Per
    Common Share
         Basic                 $       .76      $      1.20        $      .42
         Diluted               $       .60      $       .96        $      .41


During the six months ended June 30, 1997, prior to the acquisition, Portescap incurred a loss in Switzerland which did not generate a current tax benefit. Therefore on a consolidated pro forma basis, the Company had a 71% effective tax rate for this six-month period. This loss and the high tax rate significantly impaired the pro forma results for 1997.

The decline in pro forma revenues in 1997 reflects the impact of approximately $21,000 from the lower exchange rates for the German mark and the Swiss franc in 1997 as compared with 1996.

C.        CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents consist of money market funds, commercial paper, and certificates of deposit with original maturities of three months or less. Investments primarily consist of marketable municipal bonds, which are carried at market. Investments in 1997 and 1996 consisted of funds obtained under an industrial revenue bond financing. Use of these funds is restricted and can only be applied to the purchase of capital assets for the related expansion program.

For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

The Company classifies debt and equity securities not classified as either held-to-maturity or trading as "available for sale" and reported at market value. Unrealized gains and losses are reported as a separate component of shareholders' equity.

D.       INVENTORIES

The major classes of inventories are as follows:


(In thousands)                       1997         1996
-------------------------------------------------------
Finished goods                     $ 9,133      $ 3,867
Work in process                     10,807        3,834
Raw Materials                       18,570        9,730
-------------------------------------------------------
                                   $38,510      $17,431

Had the cost of all inventories at December 31, 1997 and January 3, 1997 been determined by the FIFO method, these amounts would have been greater by $1,052 and $1,147, respectively.

E.       OTHER NONCURRENT LIABILITIES

In 1997 and 1996, other noncurrent liabilities consist of the noncurrent portion of bonus obligations under the Company's incentive plan, deferred compensation associated with the stock appreciation rights granted to the Chief Executive Officer in 1992, and the discount on stock options granted to certain members of the Board of Directors of the Company in lieu of directors' fees. In 1997 this liability also includes the accrued pension cost for Schmidt-Bretten.

F.       SHORT AND LONG-TERM OBLIGATIONS

(1) Short-Term Obligations At December 31, 1997, short-term bank borrowings consisted of:


(in thousands)                                    1997
-------------------------------------------------------

Portescap (primarily Switzerland)              $ 6,326
Schmidt-Bretten                                  7,230
API                                                530
-------------------------------------------------------
                                               $14,086

There was no outstanding short-term debt at January 3, 1997.

The weighted average interest rate on the outstanding short-term debt at December 31, 1997 was 4.0%. The Schmidt-Bretten short-term debt was incurred primarily in connection with API's acquisition of that company and matures on December 31, 1998. The Company expects to renew or refinance the credit at maturity. Other short-term lines of credit are on a demand basis.

The short-term credit facilities available at December 31, 1997 and January 3, 1997 consisted of:


(In thousands)          1997          1996
-------------------------------------------

Portescap              $2,149       $  --
Schmidt-Bretten         2,781          --
API                     3,332         4,232
-------------------------------------------
                       $8,262       $ 4,232

(2) Long-Term Obligations consist of the following:


(In thousands)                       1997           1996
-----------------------------------------------------------

Industrial Revenue Bonds            $12,294        $13,405
Revolving Credit Debt                17,300          9,000
Portescap Debt:
    Mortgage loans                    3,765           --
    Other long-term loans             1,820           --
Supplemental benefit program          1,034          1,098
-----------------------------------------------------------
                                     36,213         23,503
Less current obligations              1,329          1,292
-----------------------------------------------------------
Long-term obligations               $34,884        $22,211

During the fourth quarter of 1997, the Company increased its unsecured Revolving Credit facility to $20,000. The Revolving Credit matures on March 29, 1999, at which time the Company may convert the amount outstanding under the Revolving Credit to a term loan payable over a four year term. The interest rate on the Revolving Credit, under the LIBOR Rate Option in the Credit Agreement, averaged 6.8% as of December 31, 1997 and 6.3% as of January 3, 1997.

The Company has outstanding obligations under three industrial revenue bond ("IRB") financings relating to the acquisition or construction of production facilities. The bonds are subject to mandatory sinking fund repayment schedules with maturities extending through 2015. The bonds are collateralized by assets with a depreciated value of $12,359 at December 31, 1997 and $11,300 at January 3, 1997. The interest rate on the IRBs approximates 60% of the prime rate and is adjustable every seven days in order for the Remarketing Agent to sell the bonds at par value.

Unexpended revenue bond proceeds of $686 and $3,272 were held and invested by a trustee at the end of 1997 and 1996, respectively, and are included in Investments in the accompanying consolidated balance sheet. Such amount is restricted and can only be applied to the purchase of capital assets for the related expansion program, and such assets will be pledged as collateral for the bonds. The following are the weighted average interest and debt expense rates for 1997 and 1996:


                                 1997        1996
--------------------------------------------------
Industrial Revenue Bonds          5.5%        5.5%
Revolving Credit Debt             6.5%        6.1%
Portescap Debt                    5.9%      --

The Revolving Credit and each of the IRB's are subject to various restrictive covenants, with respect to which the Company is in compliance.

Under the supplemental benefit program, the Company provides retirement or death benefits to directors and certain officers meeting specified service requirements. Directors are entitled to an annual benefit of $10 per year for ten years. Participating officers are provided an annual benefit equal to 20% of their current salary payable over fifteen years, except for the Chief Executive Officer whose annual benefit payable over fifteen years is currently approximately $114 and indexed to the Consumer Price Index. In the case of several executives, these benefits will be partially or totally funded through split-dollar life insurance contracts. The estimated future benefits to be paid directly by the Company under this program are accrued over the participants' service lives by estimating the present value of such future benefits assuming a 9% rate of interest. The Company has also invested in company-owned life insurance contracts on certain lives of the participants, the cash surrender values of which are recorded in Other Assets.

Over the next five years, the Company will make long-term obligation payments of approximately $1,405 in 1998, $1,620 in 1999, $2,976 in 2000, $1,545 in 2001,
and $4,234 in 2002. Such amounts exclude the Revolving Credit.

G.        OPERATING LEASES

The Company leases certain office and manufacturing facilities and automotive and other equipment through operating leases. Certain of these provide for the payment of taxes, insurance and maintenance costs and most contain renewal options. Net future minimum lease commitments with an initial term in excess of one year are payable as follows: 1998 - $901; 1999 - $997; 2000 - $875; 2001 -
$689; 2002 - $103; 2003 and beyond - $3. Total rental expense for 1997, 1996, and 1995 was $1,554, $730, and $587, respectively.

H.        EMPLOYEE BENEFITS

In addition to the aforementioned supplemental benefit program, the Company has a defined benefit retirement plan covering all nonunion employees in the United States ("Salaried Plan"). API Harowe has a defined benefit retirement plan covering all hourly employees in its West Chester, Pennsylvania location ("Harowe Hourly Plan"). The Company also makes contributions to union-sponsored plans.

The Company's principal subsidiaries in Switzerland (Portescap) and Germany
(SBG) also maintain defined benefit pension plans covering substantially all employees of those subsidiaries.

The following summarizes the funded status of certain defined benefit retirement plans:


                                                                      1997                           |        1996
                                                -----------------------------------------------------|--------------------------
                                                                HAROWE                               |             HAROWE
                                                  SALARIED      HOURLY     PORTESCAP       SBG       | SALARIED    HOURLY
(In thousands)                                      PLAN         PLAN         PLAN         PLAN      |  PLAN       PLAN
-----------------------------------------------------------------------------------------------------|--------------------------
                                                                                                     |
Actuarial present value of                                                                           |
     benefit obligations:                                                                            |
      Vested benefits                                $ 5,975        $ 764        $ (A)      $ 2,695  |    $ 5,401     $ 724
      Nonvested benefits                                 298           16          (A)            -  |        106        10
-----------------------------------------------------------------------------------------------------|-------------------------
Accumulated benefit obligations                        6,273          780          (A)        2,695  |      5,507       734
-----------------------------------------------------------------------------------------------------|--------------------------
Projected benefit obligations                          7,672          780         48,419      2,695  |      6,556       724
Plan assets at fair value                             11,749          499         55,015        427  |     10,396       385
-----------------------------------------------------------------------------------------------------|--------------------------
Assets in excess of (less than)                        4,077         (281)         6,596     (2,268) |      3,840      (339)
     projected benefit obligation                                                                    |        187        30
Unrecognized prior service cost                          339           20          2,224          -  |          -         -
Less:                                                                                                |
     Accumulated unrecognized net loss                     -            -              -        (39) |          -         -
     Unrecognized net gain (loss) at                                                                 |
          transition being recognized over 14-15 years   368         (111)        (1,093)         -  |        491       (77)
     Additional minimum liability                          -          131              -          -  |          -       107
     Unrecognized net gain arising                                                                   |
           since transition                            2,146            -          9,338          -  |      1,492         -
-----------------------------------------------------------------------------------------------------|--------------------------
(Accrued) prepaid pension cost                       $ 1,902       $ (281)       $   575    $(2,229) |    $ 2,044     $(339)


(A)  Data not available

The following factors have been assumed in determining the actuarial present value of projected benefit obligations shown in the previous table:



                                                                 1997                          |         1996
                                          -----------------------------------------------------|-----------------------
                                                           HAROWE                              |                HAROWE
                                            SALARIED       HOURLY       PORTESCAP       SBG    |   SALARIED     HOURLY
                                              PLAN          PLAN          PLAN          PLAN   |     PLAN        PLAN
-----------------------------------------------------------------------------------------------|------------------------
                                                                                               |
                                                                                               |
Discount rate                                7.75%          7.75%           4.5%        6.0%   |   7.75%        7.5%
Rate of increase in compensation              4.0%           N/A      2.5 - 3.5         N/A    |    4.0%        N/A
Annual increase in pensions                   N/A            N/A            1.5%        2.0%   |    N/A         N/A
Expected long-term rate of return             9.0%           6.5%           5.0%        6.0%   |    9.0%        7.5%
                                                                                               |

N/A - not applicable


Net periodic pension cost associated with the plans reflected in the table on the previous page for 1997 and 1996 included the following components:


                                                                             1997                      |          1996
                                                       ------------------------------------------------|------------------------
                                                                     HAROWE                            |                 HAROWE
                                                       SALARIED      HOURLY     PORTESCAP        SBG   |    SALARIED     HOURLY
(In thousands)                                           PLAN         PLAN         PLAN         PLAN   |      PLAN        PLAN
-------------------------------------------------------------------------------------------------------|-------------------------
                                                                                                       |
Service costs - benefits earned during the period       $ 691       $ 24        $ 2,072         $ -    |    $ 577       $ 21
Interest on projected benefit obligations                 512         53          2,063         156    |      440         51
Actual return on assets                                (1,601)       (16)        (2,411)        (27)   |     (831)       (14)
Amortization of transition assets and deferrals           539          -            272           -    |     (113)        (7)
Employee contributions                                    N/A        N/A           (863)        N/A    |      N/A        N/A
-------------------------------------------------------------------------------------------------------|-------------------------
Net periodic pension cost                               $ 141       $ 61        $ 1,133       $ 129    |     $ 73       $ 51
                                                                                                       |

The data included in the above table for the Portescap and SBG plans are for the full year of 1997.

          The total expense for all retirement plans was $1,247, $392, and $227, in 1997, 1996, and 1995, respectively.

I.        FAIR VALUE OF FINANCIAL INSTRUMENTS

During 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments". This statement requires that companies disclose the estimated "fair value" of their financial instruments. Financial instruments primarily consist of trade receivables and payables, investments in municipal bond funds, and debt facilities with various third party lenders. At December 31, 1997 and January 3, 1997, management believes the carrying amounts of its financial instruments approximate fair value.

J.        SHAREHOLDERS' EQUITY

(1) Preferred Stock - On November 14, 1997, the shareholders of the Company authorized 1,250,000 shares of Series B Seven Percent (7%) Cumulative Convertible Preferred Stock ("Series B Preferred"), 1,236,337 shares of which were issued to the seller of Portescap in exchange for the 20,000 shares of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock and the $5,000 exchangeable note issued on July 8, 1997 in connection with the Portescap acquisition. The Series B Preferred has a liquidation value of $26,156, and is convertible in whole or in part at the option of the holder at any time into 1,538,603 shares of the Company's common stock at $17.00 per share. The Series B Preferred may be redeemed at the option of the Company upon 45 days notice to the holder. Dividends will begin to accrue on the Series B Preferred on January 1, 1999. On all matters presented to API's shareholders for a vote, except the election of directors and ratification of independent auditors, the holder of the Series B Preferred is entitled to cast votes for that number of common shares into which the Series B Preferred is convertible, currently 1,538,603 shares. The Company also has authorized 20,000 shares of preferred stock (par value $50 a share), none of which is issued or outstanding.

(2) Stock Options - The Company has granted incentive stock options (ISO) to officers and other key employees and nonqualified options (NQO) for 100 common shares to most other domestic employees after one year of employment. The grants were made at an exercise price of not less than 100% of the market value on the date of grant. Options may be exercised in cumulative annual increments of 20% for ISOs and 50% for NQOs beginning one year from the date of grant. All options expire ten years from date of grant.

The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation expense has been charged to earnings for options granted in 1997, 1996, and 1995 since all such options have an exercise price equal to 100% of market value on the date of grant. Had the Company adopted the provisions of FASB Statement No. 123, compensation expenses for options granted in 1997, 1996, and 1995 would have reduced the Company's net earnings and earnings per share to the pro forma amounts shown below:


(In thousands,
except per share data)         1997       1996        1995
------------------------------------------------------------
Net earnings:
    As reported               $8,291     $6,525     $4,731
    Pro forma                 $7,653     $6,217     $4,636
Earnings per common share
    As reported - basic       $ 1.12     $  .91     $  .67
    As reported - diluted     $  .97     $  .88     $  .65
    Pro forma - basic         $ 1.03     $  .86     $  .65
    Pro forma - diluted       $  .90     $  .83     $  .64



The fair value of each option granted in 1997, 1996, and 1995 was estimated using the Black-Scholes option pricing model with the following assumptions:


                                  1997       1996         1995
-----------------------------------------------------------------
Risk-free interest rate            6.9%       6.6%        7.1%
Dividends                         $  -       $  -        $.19
Expected term in years             9.1        9.2         9.2
Annual standard
    deviation (volatility)          26%        25%         24%

The weighted average fair value of options granted in 1997, 1996, and 1995 was $9.35, $6.32 and $4.67, respectively.

A summary of the status of options granted under all employee plans, including the options granted to the Company's Chief Executive Officer in 1992, is presented below.




                                                                                             WEIGHTED
                                                              NUMBER OF                       AVERAGE
                                                            SHARES SUBJECT                    EXERCISE
                                                              TO OPTIONS                      PRICE($)
--------------------------------------------------------------------------------------------------------
Outstanding Dec. 30, 1994                                          890,990                         8.05
Granted in 1995                                                    214,350                         9.22
Exercised in 1995                                                 (79,430)                         7.76
Forfeited in 1995                                                 (14,085)                         7.49
--------------------------------------------------------------------------------------------------------
Outstanding Dec. 29, 1995                                        1,011,825                         8.33
Granted in 1996                                                    212,500                        12.48
Exercised in 1996                                                (181,081)                         8.58
Forfeited in 1996                                                 (41,287)                         8.04
--------------------------------------------------------------------------------------------------------
Outstanding Jan. 3, 1997                                         1,001,957                         9.15
Granted in 1997                                                    254,150                        17.83
Exercised in 1997                                                (156,279)                         8.92
Forfeited in 1997                                                 (54,888)                        12.45
--------------------------------------------------------------------------------------------------------
Outstanding Dec. 31, 1997                                        1,044,940                        11.12

The number of shares subject to options exercisable at the end of 1997, 1996, and 1995 were 504,215, 488,087, and 470,970, respectively.

The following tables summarize information about options outstanding at December 31, 1997:

OPTIONS OUTSTANDING


                                                     WEIGHTED-
                                                      AVERAGE                  WEIGHTED-
   RANGE OF                                          REMAINING                 AVERAGE
   EXERCISE                  NUMBER                 CONTRACTUAL                EXERCISE
  PRICES ($)               OUTSTANDING                  LIFE                   PRICE ($)
------------------------------------------------------------------------------------------
 6.625-9.28                   575,068                 5.4 years                   7.87
10.50-13.00                   229,572                 7.2 years                  12.09
17.00-23.44                   240,300                 9.3 years                  17.97

OPTIONS EXERCISABLE


        NUMBER                            WEIGHTED-AVERAGE
     EXERCISABLE                         EXERCISE PRICE ($)
---------------------------------- ----------------------------------
             419,643                              7.75
              82,922                             11.61
               1,650                             17.63

On June 16, 1992, the Company's new Chief Executive Officer was granted options to acquire 200,000 shares of the Company's common stock, along with 50,000 stock appreciation rights (SARs) which must be exercised in tandem with the exercise of the options at the rate of one SAR for each four options exercised. The options and SARs have a term of ten years, are exercisable at $7.75 per share or right, the fair market value at date of grant, and became exercisable over a five year period at the rate of 20% per year. Data related to the CEO options are included in the tables above. The Company recorded compensation expense of $53 and $452 in 1997 and 1996, respectively, in connection with the increase in value of the SARs.

On April 25, 1997, the Board of Directors adopted the 1997 Officers Stock Option Plan ("1997 Plan") and granted an option for 200,000 shares of common stock, exercisable at $17.50 per share, to the Company's Chief Executive Officer under the 1997 Plan. The 1997 Plan is subject to approval by the shareholders at the Annual Shareholders Meeting to be held in April 1998. Two years from the date of grant, 40,000 shares become exercisable and 40,000 additional shares become exercisable annually thereafter. If the shareholders approve the 1997 Plan, the excess of the market value of the Company's common stock on the date of such approval over the exercise price of $17.50 per share, if any, multiplied by 200,000 shares will become a charge against the Company's earnings over the vesting period ending in April 2003. The 200,000 shares subject to this option are not included in the tables above.

Beginning on July 1, 1995, the Company has granted stock options to certain directors of the Company on the first day of each calendar quarter under the 1995 Directors Stock Option Plan. Under this plan, a director may elect to receive options in lieu of his annual cash retainer and meeting fees. The option exercise price is 30% of the fair market value of a share on the date of grant, and the cash fees foregone by the director are equivalent to 70% of the fair market value. Options become exercisable six months after date of grant and expire ten years from date of grant. Options outstanding at December 31, 1997 totaled 30,603 shares, of which 25,721 were exercisable on that date, and 18,398 shares were available for future grants of options under the plan.

As part of the compensation for services in connection with the Portescap acquisition, API's financial advisor was issued a warrant for the purchase of 50,000 shares of the Company's common stock. The warrant is exercisable at $12.95 per share and expires on July 8, 2002. The value of the warrant, calculated to be $524 under the Black-Scholes formula, has been included in the Portescap acquisition costs and added to the Company's paid-in capital.

K.       INCOME TAXES

Earnings before provision for income taxes consisted of:


 (In thousands)                               1997         1996         1995
-----------------------------------------------------------------------------
U.S.                                       $ 6,945      $ 9,603      $ 6,759
Foreign                                      5,241          391          462
-----------------------------------------------------------------------------
                                           $12,186      $ 9,994      $ 7,221

The provision for income taxes consisted of the following:


(In thousands)                                1997         1996         1995
----------------------------------------------------------------------------
Current tax provision:
  U.S. Federal                             $ 1,757      $ 3,432      $ 2,111
  State                                        481          527          368
  Foreign                                      409            2            3
----------------------------------------------------------------------------
Total current tax provision                $ 2,647      $ 3,961      $ 2,482
----------------------------------------------------------------------------

Deferred tax provision (benefit):
  U.S. Federal                                   5         (421)           4
  State                                       (219)         (71)           4
  Foreign                                    1,462         --           --
----------------------------------------------------------------------------
Total deferred tax provision (benefit)       1,248         (492)           8

----------------------------------------------------------------------------
Total provision for income taxes           $ 3,895      $ 3,469      $ 2,490
----------------------------------------------------------------------------

The provision for income taxes does not include the tax benefits of $440 and $346 for 1997 and 1996, respectively, associated with the exercise of stock options which have been credited to paid-in capital.

The provision for income tax differs from the federal statutory rate of 34% due to the following:



                                              1997         1996         1995
--------------------------------------------------------------------------------
Statutory rate                                34.0%        34.0%        34.0%
State income taxes,
  less federal effect                          1.4          2.9          3.3
Unremitted earnings and tax rate
  differences of foreign subsidiaries          0.7         (1.3)        (2.2)
Adjustment of prior years' taxes              (1.8)        --           --
Other                                         (2.3)        (0.9)        (0.6)
--------------------------------------------------------------------------------
Effective tax rate                            32.0%        34.7%        34.5%

Deferred tax assets (liabilities) at December 31, 1997 and January 3, 1997 consisted of the following:


(In thousands)                                            1997             1996
--------------------------------------------------------------------------------
Retirement & death benefits                            $   571          $   153
Deferred compensation                                      495              650
Inventories                                              2,200              753
Accrued vacation pay                                       584              422
Various reserves                                           826              472
Accrued pension cost                                       602             --
Net operating loss carryforwards                           870             --
Other                                                      363                9
--------------------------------------------------------------------------------
Total deferred tax assets                                6,511            2,459
--------------------------------------------------------------------------------
Property, plant & equipment                             (2,545)            (662)
Prepaid pension cost                                      (737)            (780)
Goodwill                                                  (347)            (306)
Other                                                     (173)             (34)
--------------------------------------------------------------------------------
Total deferred tax liabilities                          (3,802)          (1,782)
--------------------------------------------------------------------------------
Net deferred tax assets                                $ 2,709          $   677

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $5,880 at December 31, 1997. If earnings of such foreign subsidiaries were not reinvested, a deferred tax liability, before applicable foreign tax credits, of approximately $1,999 would have been required. In addition, foreign withholding taxes would be imposed on actual distributions.

K.        BUSINESS SEGMENT DATA

The Company conducts operations in three major industrial classifications:
Motion Technologies, Heat Transfer Technology and Electronic Components. Operations of the Motion Technologies segment is focused on the precision motion control market with product lines that include servo and stepper motors, drives, clutches, brakes and feedback devices. The operations of the Heat Transfer Technology segment include the production and sale of shell and tube, plate-type and air-cooled aluminum heat exchangers, and refrigeration condensers. Operations of the Electronic Components segment involve production and sale of axial-leaded and surface mounted inductors.

Total revenues by segment consist entirely of sales to unaffiliated customers. Operating profit is total revenue less operating expenses. Operating profit does not include the following items: general corporate income and expense, investment income, interest expense, other income and expense, or income taxes. Identifiable assets by segment consist of those assets that are, or will be, used in the segmental operations. Corporate assets are principally cash, cash equivalents and other assets.

BUSINESS SEGMENT DATA (continued)

Information about the Company's operations in different industries are as follows:

(In thousands)                                     1997             1996             1995
------------------------------------------------------------------------------------------------
REVENUES

Heat Transfer                                        $ 93,007         $ 63,536         $ 40,819
Motion                                                 76,543           40,016           28,599
Electronic Components                                  14,550           13,231           12,985
General Corporate                                         131              327              257
------------------------------------------------------------------------------------------------
Consolidated                                        $ 184,231        $ 117,110         $ 82,660
------------------------------------------------------------------------------------------------

OPERATING PROFIT

Heat Transfer                                         $ 8,253          $ 8,230          $ 5,542
Motion                                                  8,122            3,908            2,466
Electronic Components                                   2,748            2,300            2,058
------------------------------------------------------------------------------------------------
Combined                                               19,123           14,438           10,066
General Corporate expense, net                         (4,023)          (3,149)          (2,607)
Interest and debt expense                              (2,914)          (1,295)            (238)
------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                         $ 12,186          $ 9,994          $ 7,221
------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS

Heat Transfer                                        $ 61,303         $ 42,357         $ 23,673
Motion                                                 85,706           22,274           15,179
Electronic Components                                   8,883            6,488            6,821
General Corporate                                       6,778           10,893           12,118
------------------------------------------------------------------------------------------------
Total Assets                                        $ 162,670         $ 82,012         $ 57,791
------------------------------------------------------------------------------------------------

DEPRECIATION

Heat Transfer                                         $ 3,134          $ 1,378            $ 877
Motion                                                  2,966            1,593              964
Electronic Components                                     462              534              558
General Corporate                                          59               58               61
------------------------------------------------------------------------------------------------
Total Depreciation                                    $ 6,621          $ 3,563          $ 2,460
------------------------------------------------------------------------------------------------

NET CAPITAL EXPENDITURES

Heat Transfer                                         $ 4,278          $ 5,878          $ 1,789
Motion                                                  3,432              842            2,218
Electronic Components                                     357              575              449
General Corporate                                         303               77               33
------------------------------------------------------------------------------------------------
Total Net Capital Expenditures                        $ 8,370          $ 7,372          $ 4,489
------------------------------------------------------------------------------------------------

Geographic operating data is as follows:


(In thousands)                                                         1997         1996         1995
-----------------------------------------------------------------------------------------------------
REVENUES FROM UNAFFILIATED CUSTOMERS

North America                                                      $130,672     $114,746     $ 81,047
Europe                                                               48,008         --           --
Other                                                                 5,551        2,364        1,613
-----------------------------------------------------------------------------------------------------
Total Revenues from Unaffiliated Customers                         $184,231     $117,110     $ 82,660
-----------------------------------------------------------------------------------------------------

EXPORT SALES

North America                                                      $  9,462     $  5,131     $  4,547
Europe                                                               33,340        7,772        4,083
Other                                                                 9,814        5,784        2,615
-----------------------------------------------------------------------------------------------------
Total Export Sales                                                 $ 52,616     $ 18,687     $ 11,245
-----------------------------------------------------------------------------------------------------

OPERATING PROFIT

North America                                                      $  6,754     $  9,603     $  6,759
Europe                                                                4,786         --           --
Other                                                                   646          391          462
-----------------------------------------------------------------------------------------------------
Total Operating Profit                                             $ 12,186     $  9,994     $  7,221
-----------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS

North America                                                      $ 87,155     $ 80,614     $ 56,964
Europe                                                               70,152         --           --
Other                                                                 5,363        1,398          827
-----------------------------------------------------------------------------------------------------
Total Identifiable Assets                                          $162,670     $ 82,012     $ 57,791
-----------------------------------------------------------------------------------------------------


Export sales from North America are primarily to Europe and to other countries within North America. Export sales from Europe are principally to countries within their geographic segment.

The Company's international operations may be affected by exchange controls, currency fluctuations and laws or polices of particular countries, as well as the laws or policies of the United States affecting foreign trade and investment. The Company does not consider that its international businesses are exposed to significant political or economic risks which are disproportionate to ordinary risks of doing business, whether domestic or international.

L.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


(In thousands,                                                                                         FISCAL
except per share data)                        FIRST         SECOND         THIRD         FOURTH         YEAR
------------------------------------------------------------------------------------------------------------------
1997
Revenues                                        $ 35,871      $ 39,608       $ 55,042      $ 53,710     $ 184,231
Gross profit                                      11,325        12,221         16,422        16,895        56,863
Net earnings                                       1,885         1,970          2,258         2,178         8,291
Earnings per common share:
     Basic                                          0.26          0.27           0.30          0.29          1.12
     Diluted                                        0.25          0.26           0.24          0.23          0.97


1996

Revenues                                        $ 22,022      $ 31,541       $ 31,658      $ 31,889     $ 117,110
Gross profit                                       7,380        10,102         10,613        11,036        39,131
Net earnings                                       1,399         1,573          1,736         1,817         6,525
Earnings per common share:
     Basic                                          0.20          0.22           0.24          0.25          0.91
     Diluted                                        0.19          0.21           0.23          0.24          0.88
Cash dividends declared per share                   0.065         0.065          0.065         0.065         0.26

M.       EARNINGS PER SHARE

All earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.


(In thousands, except per share data)                      1997       1996       1995
-------------------------------------------------------------------------------------
Net earnings                                             $8,291     $6,525     $4,731

Weighted average common shares outstanding (basic)        7,381      7,190      7,090
Incremental shares from assumed conversions:
    Stock options and warrants                              395        262        172
    Series B convertible preferred stock                    761          -          -
                                                      -------------------------------
Weighted average common shares outstanding (diluted)      8,537      7,452      7,262

Earnings per share:
    Basic                                                $ 1.12     $   91     $  .67
    Diluted                                              $  .97     $  .88     $  .65

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes in accountants or disagreements with Price Waterhouse on accounting or financial disclosure.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item concerning the directors and executive officers of the Company, appearing in the Company's definitive Proxy Statement, which has been filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item concerning executive compensation appearing in the Company's definitive Proxy Statement, which has been filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 a) & b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item appearing in the Company's definitive Proxy Statement which has been filed with the Commission pursuant to Regulation 14A, is incorporated herein by reference.

      c)  CHANGES IN CONTROL

          The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS

          None.

      b)  CERTAIN BUSINESS RELATIONSHIPS

          None.

      c)  INDEBTEDNESS OF MANAGEMENT

          None.

      d)  TRANSACTIONS WITH PROMOTERS

          None.

                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K

                                                                        PAGE IN
      a)   1.  FINANCIAL STATEMENTS                                    FORM 10-K

                    Report of Independent Accountants                       21
                    Consolidated Balance Sheet                           22-23
                    Consolidated Statement of Earnings                      24
                    Consolidated Statement of Shareholders' Equity          25
                    Consolidated Statement of Cash Flows                    26
                    Notes to Consolidated Financial Statements           27-47

           2.  FINANCIAL STATEMENT SCHEDULES

                    All schedules are omitted because they are inapplicable, immaterial, or not required under the instructions, or the information is included in the financial statements or notes thereto.

      b)   REPORTS ON FORM 8-K

                During the three months ended December 31, 1997, the Company filed a Form 8-K on October 24, 1997 under Item 8 Change in Fiscal Year to report a change in the Company's fiscal year-end to December 31. Also during this period, the Company filed a Form 8-K/A on November 18, 1997 under Item 7 Financial Statements and Exhibits to amend certain pro forma financial information included in the Form 8-K filed on July 23, 1997 to conform to the pro forma financial information set forth in the definitive proxy statement dated October 9, 1997 for the special meeting of shareholders held on November 14, 1997.

      C)   EXHIBITS

                    Exhibit No.
                    2-A      Credit Agreement between American
                                American Precision Industries Inc.
                                and Marine Midland Bank dated
                                March 29, 1996                               i.

                    2-B      Amendment No. 2 to Credit Agreement dated
                                 March 29, 1996, as amended between
                                 American Precision Industries Inc. and
                                 Marine Midland Bank dated October 6, 1997   l.

           EXHIBIT NO.

            3(i)-A    Restated Certificate of Incorporation dated October
                      29, 1986 and filed with the Secretary of State of
                      Delaware on November 6, 1986                            c.

            3(i)-B    Certificate of Amendment to the Restated Certificate
                      of Incorporation dated April 26, 1991                   d.

            3(i)-C Certificate of Designation, Preferences and Rights of Series A Seven Percent (7%) Cumulative Convertible
                      Preferred Stock filed in Delaware on July 2, 1997       *

            3(i)-D Certificate of Amendment to the Certificate of Incorporation of American Precision Industries Inc.
                      filed in Delaware on November 14, 1997                  *

            3(ii)     Restated By-Laws, as amended on June 16, 1992           f.

            10-A      Form of Agreement relating to the Directors
                      Supplemental Death Benefit and Fee Continuation Plan,
                      as amended March 11, 1991                               b.

            10-B      Form of Agreement relating to the Executive
                      Supplemental Death Benefit and Retirement Plan, as
                      amended on March 11, 1991                               b.

            10-C      Form of Indemnification Agreement with directors dated
                      February 25, 1991                                       b.

            10-D      Form of Indemnification Agreement with officers dated
                      February 25, 1991                                       b.

            10-E      1989 Stock Option Plan                                  c.

            10-F      Amendment to the American Precision Industries Inc.
                      1989 Stock Option Plan                                  h.

      c)   EXHIBITS (CONTINUED)
           EXHIBIT NO.


            10-G Stock Option and Tandem Stock Appreciation Rights Agreement dated June 16, 1992 between Kurt Wiedenhaupt
                      and American Precision Industries Inc.                  e.

            10-H      Agreement dated April 24, 1992 between Robert J.
                      Fierle and American Precision Industries Inc.           e.

            10-I      1993 Employees Stock Option Plan                        g.

            10-J      Amendment to the American Precision Industries Inc.
                      1993 Employees Stock Option Plan                        h.

            10-K      1995 Directors Stock Option Plan                        h.

            10-L      1995 Employees Stock Option Plan                        h.

            10-M Form of Change in Control Agreement between American Precision Industries Inc. and James W. Bingel, Bruce
                      McH. Kirchner, John M. Murray, Craig J. VanTine, and
                      Richard S. Warzala dated October 21, 1996               j.

            10-N      Change in Control in Agreement between American
                      Precision Industries Inc. and Kurt Wiedenhaupt dated
                      July 1, 1996                                            j.

            10-O First Amendment to American Precision Industries Inc. Grant of Restricted Stock and Bonus to Kurt
                      Wiedenhaupt dated July 1, 1996                          j.

            10-P Executive Supplemental Retirement Plan (as restated) between American Precision Industries Inc. and Kurt
                      Wiedenhaupt dated July 1, 1996                          j.

            10-Q      Life Insurance Split-Dollar (as restated) between
                      American Precision Industries Inc. and Kurt
                      Wiedenhaupt dated July 1, 1996                          j.

      c)     EXHIBITS (CONTINUED)
             EXHIBIT NO.

            10-R Executive Employment Agreement effective as of July 1, 1997 between Kurt Wiedenhaupt and American Precision
                      Industries Inc.                                         m.

            21        List of Subsidiaries                                    *

            23        Consent of independent accountants                      *

            27        Financial Data Schedule                                 *

            99        Warrant Agreement dated July 8, 1997                    k.

            * Documents filed herewith.

            a. Incorporated by reference to Exhibit 3 in the Annual Report on Form 10-K for the fiscal year ended January 2, 1987.

            b. Incorporated by reference to Exhibits 10A-D in the Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

            c. Incorporated by reference to Exhibit 4(a) in the Registration Statement on Form S-8 (#33-31315) filed September 28, 1989.

            d. Incorporated by reference to Exhibit A in the definitive Proxy Statement dated March 22, 1991.

            e. Incorporated by reference to Exhibits 10(ii) and (iii) in the Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1992.

            f. Incorporated by reference to Exhibits B(i) - (ii) in the Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1993.

            g. Incorporated by reference to Exhibit A in the definitive Proxy Statement dated March 22, 1993.

            h. Incorporated by reference to Exhibits A-C in the definitive Proxy Statement dated March 24, 1995.

            i. Incorporated by reference to Exhibit 2(iii) in the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1996.

            j. Incorporated by reference to Exhibits 10(i, ii, iv, v, and vii) in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996.

            k. Incorporated by reference to Exhibit 99 in the Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1997.

            l. Incorporated by reference to Exhibit 10(i) in the Quarterly Report on Form 10-Q for the fiscal quarter ended October, 1997.

            m. Incorporated by reference to Exhibit 10(ii) in the Quarterly Report on Form 10-Q for the fiscal quarter ended October, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AMERICAN PRECISION INDUSTRIES INC.




March 26, 1998                      By: /s/ Kurt Wiedenhaupt
                                        --------------------
                                        Kurt Wiedenhaupt
                                           President and Director




March 26, 1998                      By: /s/ Bruce McH. Kirchner
                                        -----------------------
                                        Bruce McH. Kirchner
                                           Chief Financial Officer





March 26, 1998                      By: /s/ Mark E. Wood
                                        ----------------
                                        Mark E. Wood
                                           Corporate Controller

                                   SIGNATURES
                                   ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Kurt Wiedenhaupt                                          February 20, 1998
--------------------------------------------------------    --------------------
Kurt Wiedenhaupt                President, CEO and
                                Chairman of the Board


/s/ John M. Albertine                                         February 20, 1998
--------------------------------------------------------    --------------------
John M. Albertine               Director



--------------------------------------------------------    --------------------
Holger Hjelm                    Director


/s/ Bernard J. Kennedy                                        February 20, 1998
--------------------------------------------------------    --------------------
Bernard J. Kennedy              Director


/s/ Douglas J. MacMaster, Jr.                                 February 20, 1998
--------------------------------------------------------    --------------------
Douglas J. MacMaster, Jr.       Director


/s/ Klaus Oertel                                              February 20, 1998
--------------------------------------------------------    --------------------
Klaus Oertel                    Director


/s/ William P. Panny                                          February 20, 1998
--------------------------------------------------------    --------------------
William P.  Panny               Director



--------------------------------------------------------    --------------------
Victor Rice                     Director


/s/ Jerre Stead                                               February 20, 1998
--------------------------------------------------------    --------------------
Jerre Stead                     Director

                                  EXHIBIT INDEX
                                  -------------

                    3(i)-C Certificate of Designation, Preferences and Rights of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock filed in Delaware on July 2, 1997


                    3(i)-D Certificate of Amendment to the Certificate of Incorporation of American Precision Industries Inc. filed in Delaware on November 14, 1997

                    21        List of Subsidiaries

                    23        Consent of Independent Accountants

                    27        Financial Data Schedule