Form 10-Q
period 1998-03-31
AMERICAN PRECISION INDUSTRIES INC
filed 1998-05-15
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1998
                                        --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             16-1284388
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

2777 WALDEN AVENUE,  BUFFALO, NEW YORK                           14225
--------------------------------------                         ---------
(Address of principal executive offices)                      (Zip Code)

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
                                      ---  ---
                      Number of shares of outstanding stock
                            on May 12, 1998 7,463,898

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                          MARCH 31,     APRIL 4,
(In thousands, except per share data)                       1998          1997
                                                         ---------     ---------
NET SALES                                                  $55,013       $35,843

COSTS AND EXPENSES
     Cost of products sold                                  38,527        24,518
     Selling and administrative                             12,029         7,347
     Research and product development                        1,268           703
     Interest and debt expense,
         net of investment income                              839           430
                                                           -------       -------
                                                            52,663        32,998
                                                           -------       -------
EARNINGS BEFORE INCOME TAXES                                 2,350         2,845
INCOME TAXES                                                   791           960
                                                           -------       -------
NET EARNINGS                                               $ 1,559       $ 1,885
                                                           =======       =======
EARNINGS PER COMMON SHARE
         BASIC                                             $  0.21       $  0.26
         DILUTED                                           $  0.17       $  0.25

Weighted Average Common Shares Outstanding
         Basic                                               7,443         7,316
         Diluted                                             9,385         7,675

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
       (Unaudited)

                                                          MARCH 31,   DECEMBER 31,
(Dollars in thousands)                                      1998          1997
                                                          ----------  ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                            $  2,889      $  2,313
     Accounts receivable less allowance for
      doubtful accounts of $1,010 and $1,124                34,616        32,163
     Inventories - net                                      38,993        38,510
     Prepaid expenses                                        3,708         4,744
     Deferred income taxes                                   4,041         4,338
                                                          --------      --------
          TOTAL CURRENT ASSETS                              84,247        82,068

INVESTMENTS                                                    698           686

OTHER ASSETS
     Cost in excess of net assets acquired - net            19,322        19,853
     Prepaid pension costs                                   1,666         1,669
     Net cash value of life insurance                        3,207         3,199
     Other                                                   2,291         2,251
                                                          --------      --------
                                                            26,486        26,972
DEFERRED INCOME TAXES                                          284           297

PROPERTY, PLANT AND EQUIPMENT
     Land                                                    3,338         3,409
     Buildings and improvements                             20,280        20,327
     Machinery, equipment and furniture                     52,088        51,427
     Construction in process                                 4,103         2,689
                                                          --------      --------
                                                            79,809        77,852
     Less accumulated depreciation                          27,454        25,205
                                                                        --------
                                                                        --------
          NET PROPERTY, PLANT AND EQUIPMENT                 52,355        52,647
                                                                        --------
                                                                        ========
          TOTAL ASSETS                                    $164,070      $162,670
                                                          ========      ========

                       AMERICAN PRECISION INDUSTRIES INC.
                               AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
      (Unaudited)

                                                            MARCH 31,     DECEMBER 31,
(Dollars in thousands)                                        1998           1997
                                                            ---------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                  $  15,422      $  14,086
     Accounts payable                                          15,078         15,792
     Accrued compensation and payroll taxes                     5,888          6,585
     Other liabilities and accrued expenses                     8,488          7,980
     Current portion of long-term obligations                   1,341          1,329
                                                            ---------      ---------
             TOTAL CURRENT LIABILITIES                         46,217         45,772

DEFERRED INCOME TAXES                                           1,891          1,926
OTHER NONCURRENT LIABILITIES                                    3,098          3,488
LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                    36,162         34,884

SHAREHOLDERS' EQUITY
      Series B seven percent (7%) convertible
             preferred stock, par value $1.00 a share,
             1,236,337 shares issued and outstanding           26,156         26,156
      Common stock, par value $.66 2/3 a share:
             Authorized - 30,000,000 shares
             Issued - 7,818,880 and 7,812,215 shares            5,212          5,207
      Additional paid-in capital                               13,165         13,107
      Retained earnings                                        37,175         35,572
      Accumulated other comprehensive income (loss)            (2,168)          (604)
                                                            ---------      ---------
                                                               79,540         79,438
      Less cost of 374,262 treasury shares                      2,838          2,838
                                                                           ---------
                                                                           ---------
             TOTAL SHAREHOLDERS' EQUITY                        76,702         76,600
                                                                           ---------
                                                                           =========
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 164,070      $ 162,670
                                                            =========      =========

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------
                    (Unaudited)

                                                                          Three Months Ended
                                                                        March 31,     April 4,
(Dollars in thousands)                                                    1998         1997
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                             $ 1,559      $ 1,885
Adjustments to reconcile net income to cash and
cash equivalents provided by operating activities:
     Depreciation and amortization                                         2,151        1,333
     Gain (Loss) on sale of investments / fixed assets                        18          (80)
     Stock compensation programs                                             (63)        (105)
     Change in various allowance accounts                                   (425)      (2,077)
     Other                                                                    29           70
(Increase) Decrease in:
     Accounts receivable                                                  (2,950)      (2,606)
     Inventories                                                            (732)       2,402
     Prepaid expenses                                                        739         (290)
     Prepaid income taxes                                                    237           --
     Deferred income tax assets                                              213          (33)
     Other assets, net                                                      (150)         139
Increase (Decrease) in:
     Accounts payable                                                       (505)         788
     Accrued expenses                                                         92       (2,626)
     Federal, state and foreign income taxes                                 148          766
     Other noncurrent liabilities                                           (280)        (262)
                                                                         -------      -------
          Net Cash  Provided (Used) by Operating Activities                   81         (696)
                                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in acquisitions, net of cash & cash equivalents acquired          (9)      (5,927)
Purchases of investments and marketable securities                           (12)          --
Additions to property, plant and equipment                                (2,508)      (2,421)
Proceeds from investments & marketable securities                             --          257
Proceeds from sale of fixed assets                                            --           97
                                                                         -------      -------
          Net Cash (Used) by Investing Activities                         (2,529)      (7,994)
                                                                         -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                                     63          226
Payment of long-term obligations, including current maturities              (333)        (327)
Dividends paid                                                              --           (471)
Increase in long-term obligations                                          1,857        7,005
Increase in short-term borrowings                                          1,792        1,191
                                                                         -------      -------
          Net Cash Provided by Financing Activities                        3,379        7,624
                                                                         -------      -------
Effect of Exchange Rate Changes                                             (355)         (17)

Net Increase (Decrease) in Cash and Cash Equivalents                         576       (1,083)
Cash and Cash Equivalents at Beginning of Year                             2,313        2,412
                                                                         -------      -------
Cash and Cash Equivalents at End of Year                                 $ 2,889      $ 1,329
                                                                         =======      =======

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       First Quarter Ended March 31, 1998
                   ------------------------------------------

Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of March 31, 1998, and the Consolidated Statement of Earnings and the Consolidated Statement of Cash Flows for the periods ended March 31, 1998 and April 4, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flow at March 31, 1998 and for all periods presented have been made. The Consolidated Balance Sheets include the assets, liabilities and resulting goodwill of all subsidiaries. The Consolidated Statements of Earnings and Cash Flows for the three months ended April 4, 1997 include the results of API Schmidt-Bretten from January 31, 1997, the date of acquisition. The Consolidated Statements of Earnings and Cash Flows for the three months ended March 31, 1998 include the results of Portescap which was acquired on July 8, 1997.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders.

Note B         Inventories
------         -----------

               The major classes of inventories are as follows:

                                                                      March 31,          December 31,
                          (In thousands)                                1998                 1997
                                                                      ---------          ------------
                          Finished goods                             $    9,923           $    9,133
                          Work in process                                 9,482               10,807
                          Raw materials                                  19,588               18,570
                                                                      ---------           ----------
                                                                      $  38,993           $   38,510
                                                                      =========           ==========

                Had the cost of all inventories at March 31, 1998 and December 31, 1997 been determined by the FIFO method, these amounts would have been greater by $1,052 for both periods.

Note C         Long-Term Obligations
------         ---------------------

                                                                                          March 31, 1998
                                                                       ---------------------------------------------------
                                                                       Outstanding            Current           Long-Term
                                                                       -----------            --------          ----------
                 Industrial Revenue Bonds                               $  12,009             $  1,135          $   10,874

                 Revolving Credit Debt                                     19,001                    -              19,001

                 Supplemental Benefit Program                               1,015                  206                 809

                 Portescap Debt- Mortgage
                      and Other Long-Term Loans                             5,478                    -               5,478
                                                                        ---------             --------          ----------
                                                                        $  37,503             $  1,341          $   36,162
                                                                        =========             ========          ==========

Note D         Earnings Per Share
------         ------------------

                All earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data to be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                                                                     Three Months Ended
                                                                                                 ----------------------------
                                                                                                 March 31,            April 4,
                  (In thousands, except per share data)                                            1998                1997
                                                                                                  ------             --------
                  Net Income                                                                      $1,559             $  1,885
                                                                                                  ======             ========
                  Weighted average common shares
                      outstanding (basic)                                                          7,443                7,317

                  Incremental shares from assumed conversions:
                         Stock options and warrants                                                  403                  358
                         Series B convertible preferred stock                                      1,539                    -
                                                                                                  ------             --------
                  Weighted average common shares
                      outstanding (diluted)                                                        9,385                7,675
                                                                                                  ======             ========
                  Earnings per share:
                         Basic                                                                     $0.21                $0.26
                         Diluted                                                                   $0.17                $0.25

Note E         Foreign Currency Translation
------         ----------------------------

               The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in equity adjustment from foreign currency translation, a separate component of shareholders' equity. Income and expense items are translated at average monthly rates of exchange.

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

               As of March 31, 1998 and December 31, 1997 foreign exchange contracts outstanding were not significant.

Note F         Selected Segment Data
------         ---------------------

               The Company conducts operations in three major industrial classifications: Heat Transfer Technology, Motion Technologies, and Electronic Components. Information about the net sales and operating profit of these segments is set forth below:

                                                                                                 FIRST QUARTER ENDED
                                                                                        ----------------------------------
                                                                                        MARCH 31,                 APRIL 4,
                 (Dollars in thousands)                                                   1998                      1997
                                                                                        ---------                ---------
                 NET SALES:
                       Heat Transfer                                                    $  23,856                $  21,169
                       Motion                                                              27,178                   10,945
                       Electronic Components                                                3,979                    3,729
                                                                                        ---------                ---------
                                                                                        $  55,013                $  35,843
                                                                                        =========                =========
                 OPERATING PROFIT:
                       Heat Transfer                                                    $   1,941                $   2,085
                       Motion                                                               1,472                    1,188
                       Electronic Components                                                  775                      646
                                                                                        ---------                ---------
                                                                                            4,188                    3,919
                 GENERAL CORPORATE EXPENSE, NET                                             (999)                    (644)

                 INTEREST AND DEBT EXPENSE                                                  (839)                    (430)
                                                                                        ---------                ---------
                 EARNINGS BEFORE INCOME TAXES                                           $   2,350                $   2,845
                                                                                        =========                =========

Note G         Adoption of SFAS No. 130
------         ------------------------

               In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Under SFAS 130, the term "comprehensive income" is used to describe the total net earnings plus other comprehensive income which for the Company includes foreign currency translation adjustments and minimum pension liability not yet recognized as net periodic pension cost.

               The adoption of SFAS 130 did not impact the calculation of net earnings or earnings per share nor did it impact reported assets, liabilities or total shareholders' equity. It did impact the presentation of the components of shareholders' equity within the balance sheet and will result in the presentation of the components of comprehensive income within an annual financial statement, which must be displayed with the same prominence as other financial statements.

               The components of the Company's total comprehensive income (loss) were:

                                                                                          Three Months Ended
                                                                                    ------------------------------------
                                                                                     March 31,                  April 4,
                 (In thousands)                                                        1998                       1997
                                                                                     --------                   --------
                 Net earnings                                                        $  1,559                   $  1,885

                 Other Comprehensive Loss:
                   Foreign currency translation adjustments                            (2,090)                      (14)
                   Minimum pension liability, net of tax                                  (78)                      (74)
                                                                                     --------                   --------
                 Total comprehensive income (loss)                                   $   (609)                  $  1,797
                                                                                     ========                   ========


               The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments which are permanent in nature.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

SALES

API consolidated sales for the first quarter of 1998 were $55.0 million, an increase of 53.5% or $19.2 million as compared to the first quarter of 1997.

Sales at API Motion were $27.2 million - an increase of $16.2 million or 148% as compared to the first quarter of 1997. The July 1997 acquisition of the Portescap micromotor business added $15.1 million to API Motion's first quarter of 1998 sales. The remainder of the sales increase is due to continuing volume growth of clutches and brakes and feedback devices which more than offset delays in the introduction of new turbo motor products and lower sales of older Gettys motors.

At API Heat Transfer sales were $23.9 million - up $2.7 million or 12.7% as compared to the first quarter of 1997. $1.8 million of the sales increase reflects API's ownership of Schmidt-Bretten for the full 3 months of 1998. API acquired Schmidt-Bretten on January 31, 1997. The remaining sales growth was from increased demand for air-cooled products and for plate and frame heat exchangers offset by lower shell and tube heat exchanger sales due to the timing of customer requested delivery dates.

API Electronic Components sales were $4.0 million - up 6.7% over the first quarter of 1997. In this segment, the Components niche product strategy continues to increase demand.

COST OF PRODUCTS SOLD

Cost of Products Sold for the first quarter of 1998 was $38.5 million as compared to $24.5 million for the first quarter of 1997. Of the $14.0 million increase, the acquisitions of Portescap and Schmidt-Bretten accounted for $11.5 million. The balance reflects volume increases and the production issues at Heat Transfer's air-cooled products facility offset by cost reductions in the manufacture of shell and tube heat exchangers.

Expressed as a percent of sales, Cost of Products Sold was 70.0% of sales in the first quarter of 1998 and was 68.4% in the first quarter of 1997. The majority of the 1.6% increase reflects the impact of the production issues at Heat Transfer's air-cooled products facility. The remainder reflects costs to produce and sample new turbo motor products.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative costs in the first quarter of 1998 were $12.0 million, a $4.7 million increase as compared to 1997's first quarter. The acquisitions of Portescap and Schmidt-Bretten added $3.8 million to quarterly costs. The remainder of the increase reflects spending for resources to support the higher volume of plate and frame heat exchanger sales (particularly in the U.S.) and higher corporate spending necessary to manage the financial aspects of API's globalization and to strengthen API shareholder and investor relations activities.

Selling and administrative costs as percent of sales were 21.9% in the first quarter of 1998, up from 20.5% in the first quarter of 1997. The addition of Portescap, which due to its sales subsidiary structure has higher selling costs related to sales, plus the higher corporate spending, account for the increase.

RESEARCH AND PRODUCT DEVELOPMENT

Product development spending was $1.3 million in the first quarter of 1998 versus $.7 million in the first quarter of 1997, reflecting the acquisition of Portescap and monies being spent there to expand product capabilities and technology.

INTEREST AND DEBT EXPENSE

Interest and Debt Expense, net of investment income, was $.8 million in the first quarter of 1998 as compared to $.4 million last year. Interest on borrowings for the Schmidt-Bretten and Portescap acquisitions, interest on the debt acquired with Portescap and lower investment income due to the expenditure in the first quarter of 1997 of the majority of the proceeds from industrial revenue bonds issued in 1996 for the air-cooled products facility account for the increase.

TAXES

The tax rate in both the first quarter of 1998 and the first quarter of 1997 was 33.7%.

NET INCOME

Net Income of $1.6 million was $.3 million lower than the first quarter of 1997. The added net income from the acquisitions of Portescap and Schmidt-Bretten were more than offset by the production issues related to air-cooled heat exchangers, costs related to the introduction of new motor and drive products at API Motion, and the higher corporate costs.

SEGMENT DATA DISCUSSION

Operating Profit (earnings before interest and taxes) was $3.2 million for the first quarter of 1998 versus $3.3 million last year.

The increase in operating profit dollars for API Motion results from the July 8, 1997 acquisition of Portescap offset by costs relating to the introduction of new products and to customer order timing for controls and drive products. Operating profit, as a percent of sales, was lower due to Portescap's relatively lower operating to sales levels and the other factors mentioned above.

The decrease in operating profit at API Heat Transfer reflects the higher costs resulting from the production issues at the air-cooled heat exchanger facility and by lower sales of shell and tube exchangers due to customer shipment timing offset by the sales and profit growth of plate and frame heat exchangers. Operating profit, as a percent of sales, was lower due to the higher production costs at the air-cooled products facility.

The increase in operating profit and operating profit related to sales for API Electronic Components reflects the ongoing success of this group's niche product strategy.

The increase in Corporate costs reflects the additions mentioned earlier.

FINANCIAL POSITION

Comparative information on the Company's liquidity position follows ($000 omitted).

                                                                         March 31,               April 4,
                                                                           1998                    1997
                                                                        ------------            -----------
                      Net Working Capital                                 $38,030                 $22,590
                      Current Ratio                                           1.8                     1.8
                      Cash and Cash Equivalents                           $ 2,889                 $ 1,329

The acquisition of Portescap on July 8, 1997 accounts for the majority of the increased net working capital and cash.

                                                                           For the three months ended
                                                                    --------------------------------------
                                                                         March 31,               April 4,
                                                                           1998                    1997
                                                                    --------------               ---------
                      Cash Flow from Operations                           $   81                  $  (696)
                      Capital Expenditures                                $ 2,508                 $ 2,421

The Company has available short-term lines of credit which it utilizes to fund current operations. Future acquisitions may require the Company to arrange additional credit facilities with lenders or procure financing through issuance of debt or equity securities.

YEAR 2000 INITIATIVES

The Company is currently working to resolve the potential impact of "Year 2000" issues on the processing of date-sensitive information by the Company's computer systems. The Year 2000 problem relates to the ability of computer systems to be able to distinguish date data between the twentieth and twenty-first centuries.

The Company is devoting appropriate resources to resolve its Year 2000 issues in a timely manner and does not currently expect that doing so will have a material adverse impact on the Company's financial position, results or cash flows in the future.

The Company is also taking steps to assess the Year 2000 status of its significant product and service suppliers.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                     Expressed as a Percentage of Net Sales
                ------------------------------------------------

                                                            First Quarter Ended
                                                            --------------------
                                                            March 31,   April 4,
                                                             1998        1997
                                                            ------      ------
Net Sales                                                    100.0       100.0
                                                            ------      ------
Costs and Expenses
    Cost of products sold                                     70.0        68.4
    Selling and administrative                                21.9        20.5
    Research and product development                           2.3         2.0
    Interest and debt expense, net of investment income        1.5         1.2
                                                            ------      ------
                                                              95.7        92.1
                                                            ------      ------
Earnings before Income Taxes                                   4.3         7.9

Income Taxes                                                   1.5         2.7
                                                            ------      ------

Net Earnings                                                   2.8         5.2
                                                            ======      ======
Income Taxes as a percentage of
      Earnings Before Income Taxes                            33.7%       33.7%
                                                            ======      ======

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

                          AMERICAN PRECISION INDUSTRIES
                                AND SUBSIDIARIES

                                   * * * * * *

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
               --------------------------------------------------
                          LITIGATION REFORM ACT OF 1995
                          -----------------------------

         Certain statements made in this report constitute forward-looking statements based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in, or contemplated, by the statements. These assumptions, risks and uncertainties include, but are not limited to, the successful transition of the recent acquisitions into the Company, improvement of the Company's air-cooled heat exchanger operations, customer acceptance of the new line of motors and drives, as well as the risks and uncertainties associated with general economic cycles in North America, Europe or the Far East. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date hereof.

                                    * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PRECISION INDUSTRIES INC.

/s/ Bruce McH. Kirchner
---------------------------------
Bruce McH. Kirchner
Chief Financial Officer

/s/ John M. Murray
---------------------------------
John M. Murray
Vice President-Finance
and Treasurer

May 14, 1998

                                  EXHIBIT INDEX
                                  -------------

11         Computation of net income per share

27         Financial Data Schedule