Form 10-Q
period 1998-06-30
AMERICAN PRECISION INDUSTRIES INC
filed 1998-08-13
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1998
                                        --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        16-1284388
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



2777 WALDEN AVENUE,  BUFFALO, NEW YORK                         14225
--------------------------------------                       ---------
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

                      Number of shares of outstanding stock
                         on August 6, 1998     7,472,581

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)



                                                                    SECOND QUARTER ENDED                   SIX MONTHS
                                                                                                              ENDED
                                                                ------------------------------    ------------------------------
                                                                  JUNE 30,         JULY 4,          JUNE 30,         JULY 4,
(In thousands, except per share data)                               1998             1997             1998             1997
                                                                -------------    -------------    -------------    -------------

NET SALES                                                            $53,659          $39,572         $108,672          $75,415

COSTS AND EXPENSES
     Cost of products sold                                            37,599           27,351           76,126           51,869
     Selling and administrative                                       12,240            7,752           24,269           15,099
     Research and product development                                  1,346              803            2,614            1,506
     Interest and debt expense,
         net of investment income                                        788              589            1,627            1,019
                                                                -------------    -------------    -------------    -------------
                                                                      51,973           36,495          104,636           69,493
                                                                -------------    -------------    -------------    -------------

EARNINGS BEFORE INCOME TAXES                                           1,686            3,077            4,036            5,922
INCOME TAXES                                                             662            1,107            1,453            2,067
                                                                -------------    -------------    -------------    -------------
NET EARNINGS                                                        $  1,024         $  1,970            2,583        $   3,855
                                                                =============    =============    =============    =============

EARNINGS PER COMMON SHARE
         BASIC                                                         $0.14            $0.27            $0.35            $0.53
                                                                =============    =============    =============    =============
         DILUTED                                                       $0.11            $0.26            $0.28            $0.50
                                                                =============    =============    =============    =============

Weighted Average Common Shares Outstanding
         Basic                                                         7,462            7,365            7,453            7,341
                                                                =============    =============    =============    =============
         Diluted                                                       9,347            7,715            9,366            7,695
                                                                =============    =============    =============    =============

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
     (Unaudited)



                                                                              JUNE 30,         DECEMBER 31,
(Dollars in thousands)                                                          1998               1997
                                                                          --------------      -------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $      3,973       $      2,313
     Accounts receivable less allowance for
      doubtful accounts of $1,030 and $1,124                                     33,597             32,163
     Inventories - net                                                           40,201             38,510
     Prepaid expenses                                                             3,489              4,744
     Deferred income taxes                                                        4,044              4,338
                                                                          --------------      -------------
          TOTAL CURRENT ASSETS                                                   85,304             82,068

INVESTMENTS                                                                           -                686

OTHER ASSETS
     Cost in excess of net assets acquired - net                                 19,260             19,853
     Prepaid pension costs                                                        1,663              1,669
     Net cash value of life insurance                                             3,563              3,199
     Other                                                                        2,388              2,251
                                                                          --------------      -------------
                                                                                 26,874             26,972

DEFERRED INCOME TAXES                                                               284                297

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                         3,340              3,409
     Buildings and improvements                                                  20,120             20,327
     Machinery, equipment and furniture                                          54,277             51,427
     Construction in process                                                      4,778              2,689
                                                                          --------------      -------------
                                                                                 82,515             77,852
     Less accumulated depreciation                                               29,522             25,205
                                                                          --------------      -------------
          NET PROPERTY, PLANT AND EQUIPMENT                                      52,993             52,647
                                                                          --------------      -------------
          TOTAL ASSETS                                                     $    165,455        $   162,670
                                                                          ==============      =============

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
           (Unaudited)



                                                                            JUNE 30,         DECEMBER 31,
(Dollars in thousands)                                                        1998               1997
                                                                          ------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                                  $  13,123        $     14,086
     Accounts payable                                                          14,762              15,792
     Accrued compensation and payroll taxes                                     7,258               6,585
     Other liabilities and accrued expenses                                     8,889               7,980
     Current portion of long-term obligations                                   1,357               1,329
                                                                          ------------      --------------
             TOTAL CURRENT LIABILITIES                                         45,389              45,772

DEFERRED INCOME TAXES                                                           1,893               1,926
OTHER NONCURRENT LIABILITIES                                                    3,025               3,488
LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                                    36,805              34,884

SHAREHOLDERS' EQUITY
      Series B seven percent (7%) convertible
             preferred stock, par value $1.00 a share,
             1,236,337 shares issued and outstanding                           26,156              26,156
      Common stock, par value $.66 2/3 a share:
             Authorized - 30,000,000 shares
             Issued - 7,846,740 and 7,812,215 shares                            5,230               5,207
      Additional paid-in capital                                               13,387              13,107
      Retained earnings                                                        38,155              35,572
      Accumulated other comprehensive income                                  (1,747)               (604)
                                                                          ------------      --------------
                                                                               81,181              79,438
      Less cost of 374,262 treasury shares                                      2,838               2,838
                                                                          ------------      --------------
             TOTAL SHAREHOLDERS' EQUITY                                        78,343              76,600
                                                                          ------------      --------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 165,455         $   162,670
                                                                          ============      ==============

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------
                       (Unaudited)


                                                                           Six Months Ended
                                                                         --------------------
                                                                         June 30,     July 4,
(Dollars in thousands)                                                    1998         1997
                                                                         -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                             $ 2,583      $ 3,855
Adjustments to reconcile net income to cash and
cash equivalents provided by operating activities:
     Depreciation / Amortization                                           4,628        2,651
     Gain (Loss) on sale of investments / fixed assets                        17          (44)
     Stock compensation programs                                            (198)          62
     Change in various allowance accounts                                    (91)          13
     Other                                                                    46          102
(Increase) Decrease in:
     Accounts receivable                                                  (1,916)      (3,834)
     Inventory                                                            (2,128)        (563)
     Prepaid expenses                                                        807         (976)
     Prepaid income taxes                                                    390            -
     Deferred income tax assets                                              214          (33)
     Other assets, net                                                      (836)        (723)
Increase (Decrease) in:
     Accounts payable                                                       (860)         895
     Accrued expenses                                                      1,687       (1,948)
     Federal, state and foreign income taxes                                 309           26
     Other noncurrent liabilities                                           (280)        (262)
                                                                         -------      -------
          Net Cash Provided (Used) by Operating Activities                 4,372         (779)
                                                                         -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in acquisitions, net of cash & cash equivalents acquired          (9)      (5,927)
Costs related to acquisitions                                                  -         (446)
Purchases of investments and marketable securities                           (15)         (31)
Additions to property, plant and equipment                                (5,114)      (4,333)
Proceeds from investments and marketable securities                          702        2,758
                                                                         -------      -------
          Net Cash (Used) by Investing Activities                         (4,436)      (7,979)
                                                                         -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                                    303          835
Payment of long-term obligations, including current maturities              (666)        (651)
Dividends paid                                                                 -         (471)
Increase in long-term obligations                                          2,817        3,011
Increase (Decrease) in short-term borrowings                                (674)       5,506
                                                                         -------      -------
          Net Cash Provided by Financing Activities                        1,780        8,230
                                                                         -------      -------

Effect of Exchange Rate Changes                                              (56)         (57)

Net Increase (Decrease) in Cash and Cash Equivalents                       1,660         (585)
Cash and Cash Equivalents at Beginning of Year                             2,313        2,412
                                                                         -------      -------
Cash and Cash Equivalents at End of Year                                 $ 3,973      $ 1,827
                                                                         =======      =======

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Second Quarter Ended June 30, 1998
                   ------------------------------------------


Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of June 30, 1998, and the Consolidated Statement of Earnings and the Consolidated Statement of Cash Flows for the periods ended June 30, 1998 and July 4, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flow at June 30, 1998 and for all periods presented have been made. The Consolidated Balance Sheets include the assets, liabilities and resulting goodwill of all subsidiaries. The Consolidated Statements of Earnings and Cash Flows for the six months ended July 4, 1997 include the results of API Schmidt-Bretten from January 31, 1997, the date of acquisition. The Consolidated Statements of Earnings and Cash Flows for the six months ended June 30, 1998 include the results of Portescap which was acquired on July 8, 1997.

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


Note B         Inventories
------         -----------

               The major classes of inventories are as follows:


                                             June 30,       December 31,
                     (In thousands)            1998             1997
                                           ----------        ----------

                     Finished goods        $    7,380        $    9,133
                     Work in process           10,706            10,807
                     Raw materials             22,115            18,570
                                           ----------        ----------
                                           $   40,201        $   38,510
                                           ==========        ==========

               Had the cost of all inventories at June 30, 1998 and December 31, 1997 been determined by the FIFO method, these amounts would have been greater by $1,052 for both periods.

Note C         Long-Term Obligations
------         ---------------------


                                                                             June 30, 1998
                                                       -----------------------------------------------------------
                 (In thousands)                           Outstanding            Current             Long-Term
                                                       ------------------    -----------------    ----------------

                 Industrial Revenue Bonds                      $  11,727           $    1,140           $  10,587

                 Revolving Credit Debt                            20,000                    -              20,000

                 Supplemental Benefit Program                        995                  217                 778

                 Portescap Debt- Mortgage
                      and Other Long-Term Loans                    5,440                    -               5,440
                                                       ------------------    -----------------    ----------------
                                                               $  38,162           $    1,357           $  36,805
                                                       ==================    =================    ================


Note D         Earnings Per Share
------         ------------------

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


Note E         Foreign Currency Translation
------         ----------------------------

               The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in equity adjustment from foreign currency translation, a separate component of shareholders' equity reported in Accumulated other comprehensive income. Income and expense items are translated at average monthly rates of exchange.

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

               As of June 30, 1998 and December 31, 1997 foreign exchange contracts outstanding were not significant.

Note F         Selected Segment Data
------         ---------------------

               The Company conducts operations in two major industrial classifications: Heat Transfer Technology and Motion Technologies. Information about the net sales and operating profit of these segments is set forth below:



                                                                 SECOND QUARTER ENDED                 SIX MONTHS
                                                                                                         ENDED
                                                             ----------------------------    ---------------------------
                                                                JUNE 30,        JULY 4,         JUNE 30,       JULY 4,
                 (Dollars in thousands)                          1998            1997            1998           1997
                                                             ------------    ------------    ------------   ------------

                 NET SALES:
                       Heat Transfer                             $ 23,015       $  23,706       $  46,871      $  44,875
                       Motion                                      30,644          15,866          61,801         30,540
                                                             ------------    ------------    ------------   ------------
                                                                 $ 53,659       $  39,572        $108,672      $  75,415
                                                             ============    ============    ============   ============

                 OPERATING PROFIT:
                       Heat Transfer                            $   2,000      $    2,274      $    3,941     $    4,359
                       Motion                                       1,613           2,142           3,860          3,976
                                                             ------------    ------------    ------------   ------------
                                                                $   3,613           4,416           7,801          8,335

                 GENERAL CORPORATE EXPENSE, NET                    (1,139)           (750)         (2,138)        (1,394)

                 INTEREST AND DEBT EXPENSE                           (788)           (589)         (1,627)        (1,019)
                                                             ------------    ------------    ------------   ------------

                 EARNINGS BEFORE INCOME TAXES                    $  1,686      $    3,077      $    4,036     $    5,922
                                                             ============    ============    ============   ============


Note G         Adoption of SFAS No. 130
------         ------------------------

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

               The components of the Company's total comprehensive income (loss) were:


                                                                  SIX MONTHS ENDED
                                                                --------------------
                                                                JUNE 30,      JULY 4,
                 (In thousands)                                   1998         1997
                                                                -------      -------

                 Net earnings                                   $ 2,583      $ 3,855

                 Other Comprehensive Loss:
                   Foreign currency translation adjustments      (1,669)         (47)
                   Minimum pension liability, net of tax            (78)         (74)
                                                                -------      -------

                 Total comprehensive income (loss)              $   836      $ 3,734
                                                                =======      =======


               The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments which are permanent in nature.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

SALES

API's consolidated sales for the second quarter and first six months of 1998 were $53.7 million and $108.7 million, increases of 36% and 44% respectively as compared with the corresponding periods last year. The acquisition on July 8, 1997 of Portescap, a Swiss micro-motor manufacturer, was the primary cause of the increases. Portescap added $14.4 million and $29.4 million respectively to 1998's second quarter and six months sales. Ownership of Schmidt-Bretten, acquired January 31, 1997, for a full six months in 1998 added $1.7 million to 1998 six-month sales. The remaining $2.2 million increase in 1998 six months sales reflects higher demand for Heat Transfer's air-cooled and plate and frame products and for Motion's brakes, clutches, resolvers and magnetic components offset by lower sales of shell and tube heat exchangers (order timing), Motion Control products (semi-conductor industry weakness and delayed new product introduction) and Gettys' motors (delayed product introduction).


COST OF PRODUCTS SOLD

Cost of products sold for the second quarter and first six months of 1998 were $37.6 million and $76.1 million respectively as compared to $27.4 million and $51.9 million for similar periods in 1997. The acquisition of Portescap added $9.8 million to 1998 second quarter cost of products sold. The acquisition of Portescap and Schmidt-Bretten added $21.2 million to the first half of 1998 cost as compared with the same period in 1997. The remaining increase in 1998 six months cost of products sold reflects additional sales volumes, higher costs for air-cooled products due to first quarter 1998 manufacturing inefficiencies, and costs to produce and sample new Motion Control and Gettys motor products.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative costs in the second quarter 1998 were $12.2 million, a $4.5 million increase as compared to 1997's second quarter. The acquisition of Portescap added $3.4 million to 1998 second quarter costs. Higher corporate costs related to the oversight of international subsidiaries and installation of an updated communications network as well as higher selling costs due to increased sales and new product introductions account for the balance of the increase in second quarter 1998 selling and administrative costs.

Year to date selling and administrative costs for 1998 are $24.3 million, up $9.2 million as compared to the prior year. The Portescap and Schmidt-Bretten acquisitions account for $7.2 million of the increase. The factors noted above account for the remainder of the increase.

RESEARCH AND PRODUCT DEVELOPMENT

Product development spending was $1.3 million in the second quarter of 1998 and $2.6 million for the first six months as compared with $.8 million and $1.5 million for similar periods in 1997. The acquisition of Portescap and costs incurred at this operation to expand product capabilities and technology account for the increases.


INTEREST AND DEBT EXPENSE

Interest and Debt Expense, net of investment income, was $.8 million in the second quarter of 1998 as compared with $.6 million last year. Higher interest expense resulting from the debt acquired with the Portescap acquisition was partially offset by a reduction in the debt incurred to acquire Schmidt-Bretten. For the first half of 1998 compared with the similar period for 1997, interest and debt expense increased principally as a result of interest on the debt acquired with Portescap. Contributing to the increase was lower investment income due to the expenditure in the first quarter of 1997 of the majority of the proceeds from industrial revenue bonds issued in 1996 for the new air-cooled product manufacturing facility.


TAXES

The second quarter and first six months 1998 consolidated tax rates were 39.3% and 36.0%. This compares to 36.0% and 34.9% for the corresponding periods last year. In February 1998, API estimated its 1998 tax rate to be 34.0% based upon its expected pre-tax income attributable to U.S., Swiss and German sources. Based upon six months results, a recalculation indicates a 1998 tax rate of 36.0%. The second quarter 1998 tax expense of $.7 million reflects a 36% tax rate for second quarter earnings plus $.1 million of expense to bring the six months 1998 tax expense to 36% of pre-tax income.


NET EARNINGS

Net Earnings for the second quarter and first six months of 1998 were $1.0 million and $2.6 million respectively as compared with $2.0 million and $3.9 million for the similar periods of 1997. The increased net income from the acquisitions of Portescap and Schmidt-Bretten were more than offset by the production issues related to air-cooled heat exchangers, costs related to the introduction of new motor and drive products at API Motion, higher corporate costs and a higher tax rate.

SEGMENT DATA DISCUSSION

Heat Transfer
-------------

Heat Transfer second quarter 1998 sales were $23.0 million, 3% ($.7 million) below sales in the similar quarter last year. Operating profit was $2.0 million, $.3 million or 12% below the second quarter of last year.

- For the shell and tube product line, order timing caused second quarter 1998 sales to be 5% below ($.8 million) last year. Manufacturing cost reductions resulted in a second quarter operating profit which was approximately 8% higher than for the similar period of 1997.

- For plate and frame heat exchangers, second quarter sales were 18% ($1.2 million) below second quarter 1997. Shipment timing and a delay in receipt of a confirming letter of credit account for the lower comparative sales. The lower margin dollars resulting from the delayed sales volume produced second quarter 1998 operating profit in the plate and frame product line substantially below second quarter 1997's operating profit.

- For air-cooled products, second quarter 1998 sales were up 16% ($.8 million) as compared to the second quarter of 1997. Progress was made in resolving manufacturing inefficiencies and the product line returned to profitability in the second quarter. On a comparative basis, second quarter 1998 profits remained substantially below last year's reported result.

For the first six months of 1998, Heat Transfer sales of $46.9 million were 4.4% above the similar period last year. Operating profit of $3.9 million was 9.6% lower. Ownership in 1998 of Schmidt-Bretten, acquired January 31, 1997, for a full six months was the primary cause of the sales increase. Higher costs of air-cooled products due to manufacturing inefficiencies more than offset higher profits from the increased sales and from manufacturing cost reductions in the shell and tube product line.


Motion
------

1998 second quarter sales for Motion (including sales of magnetic components previously reported as the Electronic Components segment) were $30.6 million, a $14.8 million increase when compared to the second quarter 1997. Operating profit was $1.6 million, down $.5 million when compared to second quarter 1997's operating profit.

- Portescap, the Swiss micro-motor business acquired on July 8, 1997, accounted for the majority of the sales increase. Portescap's second quarter operating profit exceeded $.6 million.

         During the second quarter 1998, Portescap implemented a new production technology - Demand Flow(R)* Technology (DFT). Under DFT, manufacturing responds to the flow of customer orders rather than operating under a pre-set production schedule. The conversion to DFT resulted in an unexpectedly large drop in April output. Recovery to more normal output levels occurred in June. The low production rates in April and May adversely impacted second quarter profitability at Portescap.

*Demand Flow(R) is a registered trademark of John Costanza Institute of Technology, Inc.

         At Portescap a three phase program to reduce annual costs by $4.5 million was begun soon after its acquisition by API. The third and most significant phase of this program was implemented late in the second quarter of 1998 following the DFT conversion. Additional costs for the re-engineering of certain Portescap products have offset a majority of the savings generated by the first two phases of Portescap's cost reduction program. Re-engineered products will begin to be commercialized during the second half of 1998.

- The transition to a new generation of motors and controls continues to adversely impact the quarterly financial performance of the Motion group. The phase-out of old products, commercialization of new products and a lower demand from semi-conductor industry customers resulted in a decline in sales as compared to the second quarter of 1997. The sales decline, plus added cost for development, design, testing and introduction of the new products, resulted in significantly lower second quarter 1998 operating profits when compared to the prior year.

- Motion's brakes, clutches and resolver sales increased 21% ($1.6 million) in the second quarter 1998 when compared to the second quarter of 1997. Price competition in the markets served by these products and added marketing resources targeted to increasing sales to Europe offset the profit from the higher sales. Cost reduction actions underway have begun to improve margins.

- The magnetic components product line showed a small (1%) sales increase in the second quarter of 1998 as compared to the prior year. Cost control produced a 10% increase in quarterly profit compared to the prior year.

For the first six month period, sales of $61.8 million were up 102% compared with the similar period of 1997. Portescap's acquisition on July 8, 1997 is the primary cause for the increase. Higher demand for brakes, clutches, resolvers and components offset by lower sales of controls and Gettys motors account for the remainder of the increase. Operating profit for the first six months was $3.9 million, $.1 million below operating profit for the first six months of 1997. The profit increase resulting from the addition of Portescap and the higher sales volume mentioned above was offset by the lower volume and new product introduction costs.

FINANCIAL POSITION

Comparative information on the Company's liquidity position follows (000 omitted).


                                                                         June 30,                 July 4,
                                                                           1998                    1997
                                                                    --------------------    --------------------

                      Net Working Capital                                 $39,915                 $22,066
                      Current Ratio                                           1.9                     1.7
                      Cash and Cash Equivalents                           $ 3,973                 $ 1,827

The acquisition of Portescap on July 8, 1997 accounts for the majority of the increased net working capital and cash.


                                                                                 Six Months Ended
                                                                    --------------------------------------------
                                                                         June 30,                 July 4,
                                                                           1998                    1997
                                                                    --------------------    --------------------

                     Cash Flow from Operations                            $ 4,372                  $ (779)
                     Capital Expenditures                                 $ 5,114                 $ 4,333

The Company has available short-term lines of credit which it utilizes to fund current operations. On July 27,1998, the Company signed a commitment letter with a commercial bank to replace its existing $20 million Revolving Credit Facility with a 5-year $100 million Revolving Credit Facility. The primary purpose for the increased line of credit is to provide short-term financing for future acquisitions. A portion of the increased line of credit can also be used for general corporate purposes and for the redemption of the Series B Convertible Preferred Stock if it is not converted to common stock by the holder. The Company expects to sign the loan agreement for the $100 million Revolving Credit Facility during the third quarter of 1998.


YEAR 2000 INITIATIVES

In response to the Year 2000 issue, API initiated in mid-1997 a program to evaluate the compliance status of its critical business systems. This evaluation has been extended to include reviews of API's equipment, facilities and products. Appropriate resources are being devoted to resolve identified Year 2000 issues in a timely fashion and the Company does not currently expect the required modifications to have a material adverse impact on its financial position, results or cash flows in the future.

In addition, the Company is communicating with its significant suppliers and service providers regarding their Year 2000 status and compliance programs.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                     Expressed as a Percentage of Net Sales
                ------------------------------------------------


                                                                Second Quarter Ended
                                                                --------------------
                                                               June 30,       July 4,
                                                                 1998          1997
                                                                ------        ------

Net Sales                                                        100.0         100.0
                                                                ------        ------

Costs and Expenses
    Cost of products sold                                         70.1          69.0
    Selling and administrative                                    22.8          19.6
    Research and product development                               2.5           2.0
    Interest and debt expense, net of investment income            1.5           1.6
                                                                ------        ------
                                                                  96.9          92.2
                                                                ------        ------

Earnings before Income Taxes                                       3.1           7.8

Income Taxes                                                       1.2           2.8
                                                                ------        ------

Net Earnings                                                       1.9           5.0
                                                                ======        ======

Income Taxes as a percentage of
      Earnings Before Income Taxes                                39.3%         36.0%
                                                                ======        ======

                                     PART II

                                OTHER INFORMATION


Item 1.        Legal Proceedings
-------        -----------------

               None


Item 2.        Changes in Securities and Use of Proceeds
-------        -----------------------------------------

               None


Item 3.        Defaults Upon Senior Securities
-------        -------------------------------

               None


Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

               At the Annual Meeting of Shareholders held on April 24, 1998, the following directors were elected for terms expiring at the annual meeting in the year shown:


                                                                         Term               Votes                Votes
                                                                       Expires               For               Withheld
                                                                   -----------------   -----------------    ----------------
                 Class III
                      Holger Hjelm                                       2000             5,967,871             111,118

                 Class I
                      John M. Albertine                                  2001             5,967,918             111,071
                      Douglas J. MacMaster, Jr.                          2001             5,967,783             111,206
                      Klaus K. Oertel                                    2001             5,967,971             111,018

               Bernard J. Kennedy and Kurt Wiedenhaupt continue to serve as Class II directors for a term expiring at the annual meeting in 1999.

               Victor A. Rice and Jerre L. Stead continue to serve as Class III directors for a term expiring at the annual meeting in 2000.

               In addition, proposal items No. 2, 3 and 4 were approved as follows:


                                                                 Votes            Votes                               Broker
                                                                 For            Against           Abstentions       Non-Votes
                                                              ---------        ---------          -----------       ---------

               Proposal No. 2                                 5,096,061          828,578             98,156         1,594,797
               --------------
                  Approval of the proposed
                  1998 Employee Stock
                  Option Plan

               Proposal No. 3                                 4,795,163        1,105,235            122,455         1,594,739
               --------------
                  Approval of the proposed
                  1997 Officers Stock
                  Option Plan

               Proposal No. 4                                 4,662,003        1,228,868            132,581         1,594,140
               --------------
                  Approval of amendments
                  and proposed amendments
                  to 1995 Directors Stock
                  Option Plan


               Also at the Annual Meeting, the selection of Price Waterhouse LLP as auditors for the 1998 fiscal year was approved with 6,045,210 votes for, 16,915 votes against, and 18,864 votes withheld.


Item 5.        Other Information

               None


Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits

                        See the index to exhibits immediately preceding the exhibits filed with this report.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                                   * * * * * *

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995


         Certain statements made in this report constitute forward-looking statements based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in, or contemplated, by the statements. These assumptions, risks and uncertainties include, but are not limited to, the successful transition of the recent acquisitions into the Company, the continued improvement of the Company's air-cooled heat exchanger operations, customer acceptance of the new line of motors and drives, the successful implementation of the Demand Flow(R) Technology manufacturing system at Portescap, as well as the risks and uncertainties associated with general economic cycles in North America, Europe or the Far East. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date hereof.

                                   * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN PRECISION INDUSTRIES INC.


/s/ Bruce McH. Kirchner
----------------------------------
Bruce McH. Kirchner
Chief Financial Officer


/s/ Mark E. Wood
----------------------------------
Mark E. Wood
Corporate Controller




August 12, 1998

                                  EXHIBIT INDEX



10A Amendment to the American Precision Industries Inc. 1998 Employees Stock Option Plan


10B Amendment to the American Precision Industries Inc. 1995 Employees Stock Option Plan


11         Computation of net income per share


27         Financial Data Schedule