Form 10-Q
period 1998-09-30
AMERICAN PRECISION INDUSTRIES INC
filed 1998-11-12
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1998
                                        ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number  1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             16-1284388
------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



2777 WALDEN AVENUE,  BUFFALO, NEW YORK                              14225
--------------------------------------                            ---------
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

                      Number of shares of outstanding stock
                         on November 10, 1998 7,478,533

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                                   (Unaudited)


                                                   THIRD QUARTER ENDED                   NINE MONTHS ENDED
                                              ----------------------------          ----------------------------
                                               SEPTEMBER 30,    OCTOBER 3,          SEPTEMBER 30,    OCTOBER 3,
(In thousands, except per share data)              1998            1997                 1998           1997
                                              -------------  -------------          -------------  -------------

NET SALES                                      $ 54,995          $ 55,014             $163,667          $130,429


COSTS AND EXPENSES
     Cost of products sold                       38,542            38,592(1)           114,668            90,461(1)
     Selling and administrative                  11,627            11,283               36,012            26,382
     Research and product development             1,096             1,021                3,594             2,527
     Interest and debt expense,
         net of investment income                   784               870                2,411             1,889
     Other expense                                    -               210(1)                 -               210(1)
                                               --------          --------             --------          --------
                                                 52,049            51,976              156,685           121,469
                                               --------          --------             --------          --------

EARNINGS BEFORE INCOME TAXES                      2,946             3,038                6,982             8,960
INCOME TAXES                                      1,060               780                2,513             2,847
                                               --------          --------             --------          --------
NET EARNINGS                                   $  1,886          $  2,258             $  4,469          $  6,113
                                               ========          ========             ========          ========

EARNINGS PER COMMON SHARE
         BASIC                                 $   0.25          $   0.30             $   0.60          $   0.83
                                               ========          ========             ========          ========
         DILUTED                               $   0.20          $   0.24             $   0.48          $   0.74
                                               ========          ========             ========          ========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING
         Basic                                    7,473             7,412                7,459             7,365
                                               ========          ========             ========          ========
         Diluted                                  9,463             9,383                9,406             8,310
                                               ========          ========             ========          ========


(1) Cost of products sold includes a pre-tax inventory charge of $816,000. Other expense includes $331,000 of pre-tax cost related to a dispute settlement with the U.S. Government, offset by non-operating income of $121,000. Total after-tax impact of these items is $636,000.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
        (Unaudited)


                                                        SEPTEMBER 30,     DECEMBER 31,
(In thousands, except share and per share data)             1998              1997
                                                        -------------     ------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                            $  3,109          $  2,313
     Accounts receivable less allowance for
      doubtful accounts of $996 and $1,124                  36,257            32,163
     Inventories - net                                      41,663            38,510
     Prepaid expenses                                        2,200             4,744
     Deferred income taxes                                   4,224             4,338
                                                          --------          --------
          TOTAL CURRENT ASSETS                              87,453            82,068

INVESTMENTS                                                      -               686

OTHER ASSETS
     Cost in excess of net assets acquired - net            20,446            19,853
     Prepaid pension costs                                   1,635             1,669
     Net cash value of life insurance                        3,750             3,199
     Other                                                   2,417             2,251
                                                          --------          --------
                                                            28,248            26,972

DEFERRED INCOME TAXES                                          314               297

PROPERTY, PLANT AND EQUIPMENT
     Land                                                    3,596             3,409
     Buildings and improvements                             20,753            20,327
     Machinery, equipment and furniture                     58,455            51,427
     Construction in process                                 3,834             2,689
                                                          --------          --------
                                                            86,638            77,852
     Less accumulated depreciation                          31,695            25,205
                                                          --------          --------
          NET PROPERTY, PLANT AND EQUIPMENT                 54,943            52,647
                                                          --------          --------
          TOTAL ASSETS                                    $170,958          $162,670
                                                          ========          ========

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
      (Unaudited)


                                                               SEPTEMBER 30,      DECEMBER 31,
(In thousands, except share and per share data)                     1998              1997
                                                               -------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term borrowings                                       $  13,844          $  14,086
     Accounts payable                                               15,244             15,792
     Accrued compensation and payroll taxes                          7,863              6,585
     Other liabilities and accrued expenses                          8,145              7,980
     Current portion of long-term obligations                        1,372              1,329
                                                                 ---------          ---------
             TOTAL CURRENT LIABILITIES                              46,468             45,772

DEFERRED INCOME TAXES                                                1,977              1,926
OTHER NONCURRENT LIABILITIES                                         3,113              3,488
LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                         36,186             34,884

SHAREHOLDERS' EQUITY
      Series B seven percent (7%) convertible
             preferred stock, par value $1.00 a share,
             1,236,337 shares issued and outstanding                26,156             26,156
      Common stock, par value $.66 2/3 a share:
             Authorized - 30,000,000 shares
             Issued - 7,847,223 and 7,812,215 shares                 5,231              5,207
      Additional paid-in capital                                    13,390             13,107
      Retained earnings                                             40,041             35,572
      Accumulated other comprehensive income                         1,234               (604)
                                                                 ---------          ---------
                                                                    86,052             79,438
      Less cost of 374,262 treasury shares                           2,838              2,838
                                                                 ---------          ---------
             TOTAL SHAREHOLDERS' EQUITY                             83,214             76,600
                                                                 ---------          ---------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 170,958          $ 162,670
                                                                 =========          =========

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------
                  (Unaudited)

                                                                                  Nine Months Ended
                                                                             -----------------------------
                                                                             September 30,     October 3,
(Dollars in thousands)                                                            1998            1997
                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                  $  4,469           $ 6,113
Adjustments to reconcile net income to cash and
cash equivalents provided by operating activities:
     Depreciation/Amortization                                                   6,985             4,624
     Gain on sale of investments/fixed assets                                       14                51
     Stock compensation programs                                                  (309)              281
     Change in various allowance accounts                                          364                72
     Other                                                                         186               302
(Increase) Decrease in:
     Accounts receivable                                                        (3,627)           (6,819)
     Inventory                                                                  (2,186)            1,015
     Prepaid expenses                                                            1,646              (416)
     Prepaid income taxes                                                        1,054                 -
     Deferred income tax assets                                                    236              (492)
     Other assets, net                                                            (971)             (356)
Increase (Decrease) in:
     Accounts payable                                                             (911)            2,302
     Accrued expenses                                                              875            (3,764)
     Federal, state and foreign income taxes                                       118                44
     Other noncurrent liabilities                                                 (280)               (6)
                                                                             ---------         ---------
        Net Cash Provided by Operating Activities                                7,663             2,951
                                                                             ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in acquisitions, net of cash & cash equivalents acquired                (9)           (7,708)
Purchases of investments and marketable securities                                 (15)              (55)
Additions to property, plant and equipment                                      (7,419)           (6,640)
Proceeds from investments, marketable securities                                   718             2,944
                                                                             ---------         ---------
        Net Cash (Used) by Investing Activities                                 (6,725)          (11,459)
                                                                             ---------         ---------
   CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                                          306             1,070
Payment of long-term obligations, including current maturities                  (1,002)             (978)
Dividends paid                                                                       -              (471)
Increase in long-term obligations                                                1,909             6,527
Increase (Decrease) in short-term borrowings                                    (1,175)            3,832
                                                                             ---------         ---------
        Net Cash Provided by Financing Activities                                   38             9,980
                                                                             ---------         ---------

Effect of Exchange Rate Changes                                                   (180)                -

Net Increase (Decrease) in Cash and Cash Equivalents                               796             1,472
Cash and Cash Equivalents at Beginning of Year                                   2,313             2,412
                                                                             ---------         ---------
Cash and Cash Equivalents at End of Year                                       $ 3,109           $ 3,884
                                                                             =========         =========

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     Third Quarter Ended September 30, 1998
                   ------------------------------------------


Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of September 30, 1998, and the Consolidated Statement of Earnings and the Consolidated Statement of Cash Flows for the periods ended September 30, 1998 and October 3, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flow at September 30, 1998 and for all periods presented have been made. The Consolidated Balance Sheets include the assets, liabilities and resulting goodwill of all subsidiaries. The Consolidated Statements of Earnings and Cash Flows for the nine months ended October 3, 1997 include the results of API Schmidt-Bretten and API Portescap since January 31, 1997 and July 8, 1997, the dates of their respective acquisitions.

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

Note B         Inventories
------         -----------

               The major classes of inventories are as follows:


                                               September 30,   December 31,
                          (In thousands)            1998             1997
                                               -------------   ------------

                          Finished goods         $ 6,688          $ 9,133
                          Work in process         10,983           10,807
                          Raw materials           23,992           18,570
                                                 -------          -------
                                                 $41,663          $38,510
                                                 =======          =======

                Had the cost of all inventories at September 30, 1998 and December 31, 1997 been determined by the FIFO method, these amounts would have been greater by $1,052 for both periods.

Note C         Long-Term Obligations
------         ---------------------


                                                        September 30, 1998                          December 31, 1997
                                             ------------------------------------------------------------------------------------
                                               Out-                          Long-           Out-                         Long-
                (In thousands)               standing         Current        Term          standing        Current         Term
                                             ---------       --------       --------       --------        -------        -------

                 Industrial
                     Revenue Bonds             $11,443        $ 1,146        $10,297        $12,294        $ 1,130        $11,164

                 Revolving Credit Debt          19,250              -         19,250         17,300              -         17,300

                 Supplemental
                     Benefit Program               750          1,034            199            835
                                                                                                               976            226

                 Portescap Debt-
                     Mortgage and Other
                     Long-Term Loans             5,889              -          5,889          5,585              -          5,585
                                               -------        -------        -------        -------        -------        -------
                                               $37,558        $ 1,372        $36,186        $36,213        $ 1,329        $34,884
                                               =======        =======        =======        =======        =======        =======

Note D         Earnings Per Share
------         ------------------

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

               As of September 30, 1998 and December 31, 1997 foreign exchange contracts outstanding were not significant.

Note F         Selected Segment Data
------         ---------------------

               The Company conducts operations in two major industrial classifications: Heat Transfer Technology and Motion Technologies. Information about the net sales and operating profit of these segments is set forth below:

                                                          THIRD QUARTER ENDED                NINE MONTHS ENDED
                                                       -------------------------         --------------------------
                                                       SEPTEMBER 30,   OCTOBER 3,        SEPTEMBER 30,   OCTOBER 3,
                (Dollars in thousands)                        1998       1997               1998           1997
                                                       -------------   ---------         --------------------------
                 NET SALES:
                       Heat Transfer                     24,676           24,715           71,547           69,591
                       Motion                            30,319           30,299           92,120           60,838
                                                       --------         --------         --------         --------
                                                         54,995           55,014          163,667          130,429
                                                       ========         ========         ========         ========

                 OPERATING PROFIT:
                       Heat Transfer                      2,696            2,073            6,637            6,432
                       Motion                             2,214            3,366            6,074            7,342
                                                       --------         --------         --------         --------
                                                          4,910            5,439           12,711           13,774

                 GENERAL CORPORATE EXPENSE, NET          (1,180)          (1,531)          (3,318)          (2,925)

                 INTEREST AND DEBT EXPENSE                 (784)            (870)          (2,411)          (1,889)
                                                       --------         --------         --------         --------

                 EARNINGS BEFORE INCOME TAXES             2,946            3,038            6,982            8,960
                                                       ========         ========         ========         ========


Note G         Adoption of SFAS No. 130
------         ------------------------

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

               The components of the Company's total comprehensive income (loss) were:


                                                                     NINE MONTHS ENDED
                                                                 --------------------------
                                                                 SEPTEMBER 30,   OCTOBER 3,
                 (In thousands)                                      1998          1997
                                                                 -------------   ----------

                 Net earnings                                      $ 4,469         $ 6,113

                 Other comprehensive income (loss):
                   Foreign currency translation adjustments          1,312            (215)
                   Minimum pension liability, net of tax               (78)            (74)
                                                                   -------         -------

                 Total comprehensive income (loss)                 $ 5,703         $ 5,824
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

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

SALES

American Precision Industries Inc. ("API") consolidated sales for the third quarter of 1998 were $55.0 million, equal to the similar period of 1997. For the first nine months of 1998, consolidated sales of $163.7 million were 25.5% above sales for the first nine months of 1997. The acquisition of Portescap, a Swiss micromotor company acquired July 8, 1997 and of Schmidt-Bretten, a German heat exchanger company acquired January 31, 1997, accounted for $31.1 million of the $33.2 million increase in nine-month comparative sales. The remaining $2.1 million sales increase resulted from higher sales of API Motion's brakes, clutches, resolvers and magnetic components and of API Heat Transfer's air-cooled products offset by lower demand for other Motion Control products (weak semi-conductor industry demand), including Gettys turbo motors (delayed new product introduction) and for shell and tube heat exchangers (weak refrigeration market demand).


COST OF PRODUCTS SOLD

Cost of products sold for the third quarter and first nine months of 1998 were $38.5 million and $114.7 million respectively as compared to $38.6 million and $90.5 million for similar periods in 1997. The third quarter of 1998 cost of goods sold was $.8 million higher than the similar period in 1997 when third quarter 1997 is adjusted to exclude one-time inventory write-downs. The majority of the higher cost was related to manufacturing inefficiencies at the Company's air-cooled heat exchanger facility. The causes of these inefficiencies were resolved late in the third quarter of 1998 by the addition of furnace capacity. The acquisition of Portescap and Schmidt-Bretten accounted for $21.2 million of the increase in cost of goods sold for the nine-month period compared with the similar period in 1997. The remaining $3.0 million increase was the result of the manufacturing inefficiencies mentioned above and the higher sales volume.


SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative costs in the third quarter 1998 were $11.6 million, a $.3 million increase as compared to 1997's third quarter. Currency rate fluctuations increased the dollar value of selling, general and administrative expenses at the Company's foreign operations, accounting for the comparative increase.

Selling and administrative costs for the nine-month period of 1998 are $36.0 million, up $9.6 million compared with the prior year. The Portescap and Schmidt-Bretten acquisitions account for $7.2 million of the increase. In addition, higher selling costs related to volume growth of brakes and clutches, resolvers, magnetic components and plate and frame heat exchangers, costs to support market introduction of Gettys' turbo motors, and the currency rate fluctuations mentioned above account for the balance of the comparative increase.

RESEARCH AND PRODUCT DEVELOPMENT

Product development spending was $1.1 million and $3.6 million for the third quarter and nine-month periods of 1998 compared with $1.0 million and $2.5 million for similar periods in 1997. Development spending for product redesigns of Gettys motors and Portescap micromotors account for the quarterly comparative increase. For the nine months, the Portescap acquisition accounts for $1.0 million of the comparative increase.


INTEREST AND DEBT EXPENSE

Interest and Debt Expense, net of investment income, was $.8 million in the third quarter of 1998 compared with $.9 million last year. The lower expense reflects the lower interest resulting from the fourth quarter 1997 restructuring of Portescap's Swiss franc debt following the July 8, 1997 Portescap acquisition. For the first nine months of 1998 compared with the similar period for 1997, interest and debt expense increased to $2.4 million from $1.9 million principally as a result of interest on the debt acquired with Portescap.


OTHER EXPENSE

The 1997 other expense reflected a September 1997 agreement with the United States government relating to government sub-contract work performed by API's former Rapidsyn Division between 1987 and 1995. This cost was partially offset by a $121,000 gain from the sale of a non-operating investment.


TAXES

The year-to-date tax rate for the nine-month period of 1998 was 36.0% compared to a rate of 31.8% for the same period last year. The 1997 rate included non-recurring benefits from adjustments to pre-1997 tax provisions as audits were successfully completed. The geographic mix of the Company's earnings, most notably increased profits in Germany, account for the remainder of the rate increase in 1998 when compared with 1997.

During the fourth quarter of 1998, API Portescap was granted a 10-year exemption from Cantonal taxes on profits from its new products produced in Switzerland. The Canton of Neuchatel also recommended to the federal authorities that a similar exemption from federal taxes be approved. The statutory federal income tax rate is 8.5%. The Company is currently discussing with Swiss authorities the details for the calculations of the tax holidays' benefits.

NET EARNINGS

Net Earnings for the third quarter and first nine months of 1998 were $1.9 million and $4.5 million respectively as compared to $2.3 million and $6.1 million for the similar periods of 1997. For the third quarter, excluding one-time items in 1997, 1998 net income was $1.0 million below the similar quarter of 1997 due to the lower semi-conductor demand for API's motion control products, the design, development and product introduction costs for API's new turbo motors, and the higher tax rate. For the first nine months of 1998, the increased net income from the acquisitions of Portescap and Schmidt-Bretten were more than offset by the production issues related to air-cooled heat exchangers, costs related to the introduction of new motor and drive products at API Motion, higher corporate costs and a higher tax rate.

SEGMENT DATA DISCUSSION

Heat Transfer
-------------

Third quarter 1998 sales in the heat transfer segment were $24.7 million, equal to the third quarter of 1997. 1998 third quarter operating profit was $2.7 million, $.6 million or 30% above the third quarter of last year. When adjusted to exclude a one-time $.4 million third quarter 1997 inventory write-down, comparative operating profit increased by 8%.

- For the shell and tube product line, lower sales to the refrigeration market caused third quarter 1998 sales to be 8% below last year. Manufacturing cost reductions were more than offset by the lower sales volume resulting in operating profit to fall 5% below (excluding 1997's inventory adjustment) the third quarter 1997 level.

- The plate and frame heat exchanger product line had third quarter sales and operating profit increase by 1% and 158% compared with the third quarter of 1997. The third quarter of 1997 included a large systems order. Excluding this order, 1998's sales and operating profit were respectively 11% and 51% above the similar quarter of 1997.

- For air-cooled products, third quarter 1998 sales were up 8% compared with the third quarter of 1997. On a comparative basis, third quarter 1998 profits were 38% lower than last year's third quarter results. Progress in resolving manufacturing inefficiencies improved significantly following the mid-July start-up of a new furnace. September sales were at record levels and operating profit exceeded that of the similar month of 1997.

For the nine months of 1998, Heat Transfer sales of $71.5 million were 2.8% above the similar period last year. Operating profit of $6.6 million was 3.2% higher comparatively. Ownership of Schmidt-Bretten, acquired January 31, 1997, for a full nine months in 1998 and increased sales of air-cooled products offset lower shell and tube heat exchanger sales. Lower operating profit due to manufacturing inefficiencies related to air-cooled products was more than offset by cost reductions and margin improvements in the other products.


Motion
------

1998 third quarter sales for Motion (including sales of magnetic components previously reported as the Electronic Components segment) were $30.3 million, equal to sales in the third quarter 1997. Operating profit was $2.2 million, down $1.2 million when compared to third quarter 1997's operating profit, and down $1.6 million excluding a $.4 million one-time inventory write-down in 1997's third quarter.

- For Controls and for Gettys motors products, weak semi-conductor industry demand for both current and new motion control products and the phase out of older motor products as Gettys continued its new turbo motor development and introduction reduced third quarter 1998 sales by 34% as compared to the same period in 1997. The sales decline plus turbo motor development and market introduction costs lowered operating profit by $1.1 million in 1998's third quarter when compared to the third quarter of 1997.

- Motion's brakes, clutches and resolver sales increased 22% in the third quarter of 1998 when compared with the third quarter of 1997. Price competition in the markets served by these products and added marketing resources offset the profit from the higher sales.

- Micromotor manufacturing productivity at Motion's Portescap facility in Switzerland attained higher levels during the third quarter, 1998, similar to our experience late in the second quarter. This followed the low productivity levels in April 1998 during Portescap's conversion to a flow manufacturing process. Sequentially, third quarter 1998 operating profits increased 78% as compared with the second quarter of 1998.

- When adjusted to exclude the impact of currency fluctuation, sales in the third quarter of 1998 were $1.1 million lower when compared with sales in the third quarter of 1997. The lower sales reflect 1997 order timing, which experienced lower early year demand and stronger second half shipments. The lower comparative volume accounted for the majority of the $.9 million lower third quarter 1998 operating profit compared with 1997's third quarter result. The balance of the shortfall is the net result of lower margins related to the work-off of old, higher cost inventory offset by cost savings from earlier restructuring activities.

- The magnetic components product line showed a 151% sales increase in the third quarter of 1998 compared with the prior year. Higher sales and cost control produced a 17% increase in quarterly operating profit compared to the prior year.

For the first nine month 1998 period, sales of $92.1 million were up $31.3 million compared with the similar period of 1997. Portescap's acquisition on July 8, 1997 accounts for $29.4 million of the increase. Higher demand for brakes, clutches, resolvers and components offset by lower sales of controls and Gettys motors account for the remainder of the increase. Operating profit for the nine months was $6.1 million, $1.3 million below operating profit for the first nine months of 1997.

FINANCIAL POSITION

Comparative information on the Company's liquidity position follows (000 omitted).


                                                 September 30,       October 3,
                                                 -------------     -------------
                                                     1998               1997
                                                 -------------     -------------

                 Net Working Capital                $40,985          $31,764
                 Current Ratio                          1.9              1.6
                 Cash and Cash Equivalents          $ 3,109          $ 3,884


                                                       Nine Months Ended
                                                 -------------------------------
                                                 September 30,      October 3,
                                                     1998              1997
                                                 -------------     -------------

                 Cash Flow from Operations          $ 7,663          $ 2,951
                 Capital Expenditures               $ 7,419          $ 6,640

The Company has available short-term lines of credit which it utilizes to fund current operations. On August 31, 1998, the Company signed a loan agreement with Marine Midland Bank and Fleet Bank for a $100 million, multi-currency, five-year unsecured Revolving Credit Facility with a variable rate of interest based on either the prime rate or LIBOR, with $50 million of the facility available in foreign currencies selected by the Company. The new credit facility replaced the Company's $20 million Revolving Credit Facility with Marine Midland Bank. Twenty-five million dollars ($25 million) of the new facility will be used to repay the existing line and for general corporate purposes. The balance of the facility is available for acquisitions and the possible redemption of some or all of the Company's Series B 7% Cumulative Convertible preferred stock which has an aggregate redemption value of approximately $26 million. The facility is guaranteed by the Company's U.S. domestic subsidiaries.

YEAR 2000

The Company is addressing through its Heat Transfer, Motion, Components and Corporate Groups the business and technology issues presented by the year 2000 ("Y2K") and the possibility that computer programs may not properly recognize a year that begins with a "20" instead of the familiar "19." The Company oversees and coordinates its Y2K efforts through a management committee which is chaired by the Company's Chief Financial Officer and which includes a business executive and information technology ("IT") managers from each Group. The members also comprise the leadership team for their Group. The Y2K Committee and the various Groups utilize outside computer consultants as the need arises. Periodic status reports are provided to the Company's Audit Committee.

The Y2K Committee has organized its efforts into four categories:

1. IT Systems - hardware and software for operational and administrative systems

2. Non-IT Areas - production and testing equipment, office equipment and facilities

3.       Products and customers

4.       Suppliers (material and services)

In all areas, the primary focus is on assuring that mission critical systems are or will become Y2K compliant.

The Company's Y2K efforts can best be summarized by discussing separately its U.S. and European operations.

U.S. Business and Corporate Groups:
-----------------------------------

The Company's U.S. IT environment consists of relatively new mainframe hardware, a mixed age range of personal computers and package software purchased or licensed from recognized software providers. The Company policy has been to not customize source code.

An inventory and assessment of its IT systems for Y2K compliance occurred in mid-1997. This effort indicated a few non-compliant critical systems and identified remedies which were not difficult or costly to implement. Most non-compliant systems required software upgrades to Y2K compliant release levels available from the software package suppliers. Such upgrades are either complete or will be so by the second quarter of 1999. Written certification of compliance is being secured from the suppliers of the release upgrades.

Reviews of non-IT areas were undertaken in early 1998. No mission critical non-compliance issues have been identified. The Company intends to continue to monitor this area.

Product reviews have not identified any products containing embedded logic which would be non-compliant. However, the Company is limited in its ability to identify and review all products that were sold in the past, particularly by its Motion Group, and, therefore, the Company cannot be certain that there are not older products still in use which contain embedded logic which may be non-Y2K compliant.

Supplier surveys have begun to assess the compliance status of the Company's critical suppliers and the Company intends to continue to survey its suppliers throughout the Y2K period.

European Businesses:
--------------------

The Company made two European acquisitions in 1997 - Schmidt Bretten, a German heat transfer company, and Portescap, a Swiss micromotor company. Status reviews of Y2K compliance for these units identified critical systems requiring upgrade. Schmidt-Bretten is in the process of replacing its operating and administrative systems. This project is scheduled to be completed in mid-1999. Portescap will require upgrades to certain of its software and expects to complete these by mid-1999.

The Company's European units will be conducting reviews of non-IT areas, products and suppliers similar to those undertaken in the U.S., and plans are to have these reviews completed in mid-1999.

Costs and Contingency Plans:
----------------------------

Domestically, the Company's Y2K compliance costs have not been material. Management estimates that costs incurred to date for Y2K related hardware and software upgrades to be less than $.2 million and costs for outside consultants to be less than $.1 million. Future costs are currently not expected to exceed an additional $.3 million.

Internationally the Company has budgeted the equivalent of $.3 million to replace the outdated administrative system at its German heat transfer subsidiary. This replacement provides a number of operating improvements, including Y2K compliance. The Company has begun implementing a general upgrade of IT systems at its Swiss micromotor subsidiary. Future costs specifically related to Y2K compliance at the swiss micromotor subsidiary are currently estimated to be less than $.2 million.

At this time the Company does not have reason to believe that there will be any significant interruption in the Company's operations caused by a Y2K problem that is unique to the Company, and, therefore, the Company has not adopted a contingency plan for that event. However, the Y2K Committee will continue to monitor this possibility and will attempt to identify cost effective and timely solutions should a problem in this regard be likely.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                Components of Consolidated Statement of Earnings
                     Expressed as a Percentage of Net Sales
                ------------------------------------------------


                                                                   Third Quarter Ended
                                                               ---------------------------
                                                               September 30,    October 3,
                                                                    1998           1997
                                                               -------------    ----------

Net Sales                                                          100.0           100.0
                                                                   -----           -----

Costs and Expenses
    Cost of products sold                                           70.1            70.1
    Selling and administrative                                      21.1            20.5
    Research and product development                                 2.0             1.9
    Interest and debt expense, net of investment income              1.4             1.6
    Other expense                                                      -             0.4
                                                                   -----           -----
                                                                    94.6            94.5
                                                                   -----           -----

Earnings before Income Taxes                                         5.4             5.5

Income Taxes                                                         1.9             1.4
                                                                   -----           -----

Net Earnings                                                         3.5             4.1
                                                                   =====           =====

Income Taxes as a percentage of
      Earnings Before Income Taxes                                  36.0%           25.7%
                                                                   =====           =====

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings
-------        -----------------

               None


Item 2.        Changes in Securities and Use of Proceeds
-------        -----------------------------------------

               None


Item 3.        Defaults Upon Senior Securities
-------        -------------------------------

               None


Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

               None


Item 5.        Other Information
-------        -----------------

               None


Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

               (a)      Exhibits

                        See the index to exhibits immediately preceding the exhibits filed with this report.

               (b)      Reports on Form 8-K

                        The Company filed a Report on Form 8-K on September 8, 1998 reporting under Item 5 its new Credit Agreement with Marine Midland Bank and Fleet National Bank dated August 31, 1998.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                                   * * * * * *

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
               --------------------------------------------------
                          LITIGATION REFORM ACT OF 1995
                          -----------------------------


         Certain statements made in this report constitute forward-looking statements based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in, or contemplated, by the statements. These assumptions, risks and uncertainties include, but are not limited to, the successful transition of the acquisitions of Schmidt-Bretten and Portescap into the Company, the continued improvement at the Company's air-cooled heat exchanger operation, customer acceptance of the new line of motors and drives, the successful installation of the new flow manufacturing system at Portescap, improvements in the semi-conductor and refrigeration markets, stability in the interest rate and foreign currency environment, the Company's ability to deal with issues raised by the Year 2000, as well as the risks and uncertainties associated with general economic cycles in North America, Europe or the Far East. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date hereof.

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


AMERICAN PRECISION INDUSTRIES INC.


/s/ Bruce McH. Kirchner
----------------------------------
Bruce McH. Kirchner
Chief Financial Officer


/s/ Mark E. Wood
----------------------------------
Mark E. Wood
Corporate Controller



November 11, 1998

                                  EXHIBIT INDEX
                                  -------------


2A Credit Agreement, with exhibits and schedules, dated August 31, 1998, by and among American Precision Industries Inc., and Marine Midland Bank, as agent and lender, and Fleet National Bank, as lender (incorporated by reference to Exhibit 4(A) in the Registrant's Form 8-K dated September 8, 1998).


4A Rights Agreement, dated as of July 24, 1998, between American Precision Industries Inc. and American Securities Transfer & Trust, Inc., as Rights Agent (incorporated by reference to Exhibit 4 in the Registrant's Form 8-A dated July 24, 1998).


10A Amendment No. 1 to the American Precision Industries Inc. 1997 Officers Stock Option Plan


10B Amendment No. 1 to the American Precision Industries Inc. 1995 Directors Stock Option Plan


10C Amendment No. 2 to the American Precision Industries Inc. 1998 Employees Stock Option Plan


10D Amendment No. 2 to the American Precision Industries Inc. 1995 Employees Stock Option Plan


10E Amendment No. 2 to the American Precision Industries Inc. 1993 Employees Stock Option Plan


10F Amendment No. 2 to the American Precision Industries Inc. 1989 Employees Stock Option Plan


11         Computation of net income per share


27         Financial Data Schedule