Form 10-K405
period 1998-12-31
AMERICAN PRECISION INDUSTRIES INC
filed 1999-03-31
CIK 5657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 22, 1999 was approximately $66,651,300.

        The number of shares of Registrant's Common Stock outstanding on
                         March 22, 1999 was 7,405,700.

      The Company's definitive Proxy Statement dated March 22, 1999 is incorporated by reference in Part III of this Form 10-K.

             Exhibit Index can be found on page 51 of this document.

AMERICAN PRECISION INDUSTRIES INC.
FORM 10-K ANNUAL REPORT
For the year ended December 31, 1998

                                TABLE OF CONTENTS

      Item                                                                  Page
      ----                                                                  ----

Part I       1 Business
               a.  Products and Marketing...............................    3-5
               b.  Competition..........................................      5
               c.  Backlog..............................................      5
               d.  Suppliers............................................      5
               e.  Patents and Licenses.................................      6
               f.  Customers............................................      6
               g.  Research and Development.............................      6
               h.  Environmental Matters................................    6-8
               i.  Employees............................................      8
               j.  Lines of Business and Industry Segment Information...      8
               k.  Foreign Operations...................................      9
             2 Properties...............................................   9-10
             3 Legal Proceedings........................................     10
             4 Submission of Matters to a Vote of Security Holders......     10

Part II      5 Market For Registrant's Common Equity and Related
                   Stockholder Matters..................................     11
             6 Selected Financial Data..................................     12
             7 Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........  13-17
            7A Quantitative and Qualitative Disclosures About Market
                   Risk ................................................  17-18
             8 Financial Statements and Supplementary Data..............  19-41
             9 Changes In and Disagreements With Accountants
                   on Accounting and Financial Disclosure...............     41

Part III    10 Directors and Executive Officers of the Registrant.......     42
            11 Executive Compensation...................................     42
            12 Security Ownership of Certain Beneficial Owners
                   and Management.......................................     42
            13 Certain Relationships and Related Transactions...........     42


Part IV     14 Exhibits,  Financial Statement Schedules, and Reports on
               Form 8-K ................................................  43-48

               Signatures...............................................  49-50

                                     PART I

ITEM 1. BUSINESS

      a.    Products and Marketing

            The registrant and its subsidiaries (the "Company" or "API") conduct operations in two major business segments, namely, Motion Technologies and Heat Transfer.

            The Company's objective is to consolidate a major share of target market segments in electromechanical and electronic motion control and industrial heat transfer. It further seeks to diversify into select market segments and geographic markets through internal growth and strategic acquisitions focused on enhancing and complementing its existing technology base.

            API Motion Inc

            API Motion Inc., comprised of API Controls, API Deltran, API Gettys, API Harowe, API Portescap, API Positran, API Elmo, API Delevan, and API SMD is a designer and manufacturer of high performance precision motion control products and systems and inductive devices.

            API Controls offers complete lines of step and servo drives and packaged drive systems for a wide variety of motion control applications including factory automation, semiconductor equipment, printing, packaging, winding equipment, positioning tables and electronics assembly applications. Efforts continue on the development of network communications capabilities for its Intelligent Servo, Microstepper and Centennial drives.

            API Deltran designs and manufactures high quality, precision electromagnetic clutches, brakes and clutch/brake assemblies used in sophisticated rotary motion control applications. A new line of permanent magnet brakes was introduced in 1998 for the European motor markets.

            API Gettys designs and manufactures precision servo and step motors for a broad range of applications. Product families include DC brush and AC servo motors and NEMA-standard step motors with linear actuating assemblies. New high-performance Turbo series of step and servo motors were delivered to customers for testing during 1998. The Turbo series motors include several frame sizes and a variety of mechanical interface options with over 100 different electrical variations.

            API Harowe designs and manufactures high performance resolvers, encoders, and other specialty rotating electromagnetic components for industrial, medical, military and commercial aviation applications. Their Digital Resolver feedback package provides an ideal feedback solution for rugged operations such as welding, machine tools, and similar industrial applications.

            API Portescap, acquired on July 8, 1997, participates in the market for high performance, miniature motors. It develops, manufactures and markets ironless DC motors, brushless DC motors, disc magnet stepper motors and complementary reduction gearboxes, DC tachogenerators, and magnetic encoders. API Portescap also offers a line of small frame brushless DC motors that can be provided in over 3,600 different model variations, allowing it to respond to a wide variety of markets such as medical instrumentation. In addition, API Portescap markets higher power ironless-rotor motors, iron core DC motors, and electronic drive circuits.

            API Portescap's products are used by a number of business sectors. Applications for these products typically include the following features: (i) small size and light weight relative to the power output; (ii) low inertia which allows the motor to reach high speed in a very short time; (iii) low electrical energy consumption; and
            (iv) reliable and long lives.

            API Positran offers high quality gearboxes designed and manufactured in its ISO 9001 certified facility. The gearboxes are available in offset, in-line, right-angle and linear geometric choices, utilizing three technology alternatives - spur, bevel, and worm and wheel. The gearboxes provide an efficient match of high speed motors to lower speed loads, thus enabling the drive and control electronics to operate more efficiently. This results in less heat loss and smaller actuators.

            API Elmo, acquired February 1, 1999, develops and manufactures a wide range of customer-specific single phase and three phase induction and servo motors of rated power up to 25kW. Their computerized database includes 3,000 different motor models. Products are supplied to a number of leading industrial companies and feature compliance with international standards such as CSA and UL. Applications include use in industrial washing machines, looms and knitting machines, ventilation systems, medical and printing equipment, robotics and electric fork lift trucks.

            API Delevan and API SMD design, manufacture and market an extensive line of quality printed circuit board through-hole and surface-mount inductors to satisfy various electrical and electronic filtering requirements. This group concentrates on producing high performance inductive devices to meet stringent government and customer specifications relating to product quality, reliability and dependability. Both of these operations have been ISO 9001 Certified since 1994.

            The markets served by API Delevan and API SMD are comprised of a small number of large suppliers who serve primarily the very large retail and commercial consumables markets. API's markets are the higher-grade industrial applications such as avionics, aerospace and medical equipment. Sales growth is oriented toward specialty niche markets and custom components to augment its large offering of standard catalog products.

            API Heat Transfer Inc.

            API Heat Transfer Inc., which is comprised of API Basco, API Airtech, API Ketema, and API Schmidt-Bretten, engineers and manufactures a broad range of industrial heat transfer equipment. API Heat Transfer serves the heat transfer needs of a wide range of industries including power, chemical, petrochemical, HVAC, food and dairy, and many of their support industries. Products range from small standard units to large custom-designed heat exchangers, and include industrial and portable compressors, refrigeration equipment, turbines, and applications in the food and beverage and chemical processing markets. API Basco, API Airtech, and API Schmidt-Bretten GmbH are ISO 9001 certified, an important element in the Company's plans for international growth.

            API Basco manufactures a full line of standard and custom shell and tube heat exchangers, plate fin intercoolers and aftercoolers, and Centraflow steam surface condensers.

            API Airtech manufactures a complete line of air-cooled aluminum heat exchangers. Its operations are based in a two-year old 82,000 square foot facility which will accommodate future growth needs.

            API Ketema has a strong position in both the general industrial and refrigeration heat transfer marketplace. This division manufactures shell and tube heat exchangers, chiller barrels, condensers, flooded evaporators and industrial packaged chillers.

            API Schmidt-Bretten, acquired on January 31, 1997, is a plate and frame heat exchanger manufacturer with a solid position in the chemical and food markets in Germany and the Netherlands. The plate-type heat exchanger products offer flexible design, high efficiencies and easy disassembly for cleaning or plate replacement. The addition of API Schmidt-Bretten, which is located primarily in Germany, has established a conduit to distribute plate products into the U.S. market. It also allows API to market heat transfer products manufactured at various U.S. locations into Europe.

            Euro Conversion

            On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002.

            The Company has conducted an internal review of the potential effects of the Euro conversion and determined that the modification of existing business systems to accommodate the Euro are not expected to be material. Other factors such as competitive implications of increased price transparency, currency exchange rate risk and derivative exposures, continuity of material contracts and potential tax consequences are not expected to have a material impact on the Company's financial condition, liquidity or results of operations.

      b.    Competition

            In each of its segments the Company faces substantial competition from a number of companies, some of which have off-shore manufacturing facilities. Some of these competitors are larger and have greater resources. The Company continues to be faced with strong global competition and cost reduction pressures.

            The Company relies primarily on the depth of its engineering expertise in motion control and heat transfer technologies and on the quality of its extensive products and services to meet competition. Although the Company is not aware of definitive industry statistics by manufacturer for the products it makes, in the opinion of management, the Company is a significant competitive factor in the high quality micro-miniature electronic coil, electro-magnetic components, and compressor cooler markets.

      c.    Backlog

            The Company's backlog of unfilled orders believed to be firm at December 31, 1998 was approximately $75,507,000. All backlog orders are expected to be completed in the current fiscal year. The following table shows the backlog of orders for products associated with the two business segments:

                                                API Heat
            (In thousands)    API Motion        Transfer           Total
                            ---------------  ----------------  ---------------
                 1998          $51,274           $24,233          $75,507
                 1997          $47,868           $27,716          $75,584

            The increase in backlog in the Motion Technologies segment is principally due to increased orders for motors, brakes and clutches. Backlog has decreased for the Heat Transfer segment primarily due to weakness in the U.S. industrial compressor market and reductions in orders for air-cooled and shell and tube heat exchangers.

      d.    Suppliers

            The Company is not dependent upon any single supplier for any of the raw materials used in manufacturing its products and has not encountered significant difficulties in purchasing sufficient quantities of raw materials on the open market. The Company has commenced initiatives to establish company-wide preferred suppliers for significant raw materials. This objective will result in closer alliances with suppliers and includes a focus on cost reductions and improved service.

      e.    Patents and Licenses

            The Company has patents in multiple jurisdictions covering the design of certain API Portescap products including, in particular, the disc magnet motor, whose patent expires on July 21, 2004. Also API Portescap's escap(R) tradename is registered in multiple jurisdictions. The Company recently registered the tradename Turbo Servo, and the tradename Turbo Stepper for its new API Gettys' motor products.

            The Company has patents in multiple jurisdictions covering the design of its API Elmo synchronous servomotors. Expiration of these patents occurs in 2008.

            The Company has patents covering the design and certain manufacturing processes for some of its surface mounted inductors which management believes may be material to API Delevan. None of these patents expire prior to the year 2006.

            The Company was issued a patent in December 1998 covering heat exchangers utilized in compressed air drying systems. This patent expires in 2017.

            The Company has numerous other patents and trademarks. No single patent or trademark or group of patents or trademarks is material to the operations of any industry segment or to the business as a whole.

      f.    Customers

            During 1998, no single customer accounted for more than 10% of consolidated sales.

      g.    Research and Product Development

            The Company charges earnings directly for research and product development expenses. Costs for Company-sponsored programs, excluding capital expenditures, were approximately $4,917,000, $3,667,000, and $1,759,000, in 1998, 1997, and 1996, respectively.

      h.    Environmental Matters

            o In April 1998, API Harowe Inc. ("Harowe") was notified by the owner of the real property in West Chester, Pennsylvania, at which Harowe leases its facility, that there was alleged contamination at the facility. The owner claims that Harowe is responsible for the remediation cost and other damages arising out of that alleged contamination. The owner, on its own initiative, undertook certain soil remediation activities at its own expense.

                  Harowe has retained an environmental consultant to assist it in determining what, if any, liability Harowe has with respect to the alleged contamination. In its Supplemental Site Characterization Report dated November 17, 1998, the consultant concluded that (1) although select volatile organic compounds ("VOCs") were detected in soil samples, none of these VOCs exceeds the limits set by the Pennsylvania Department of Environmental Protection ("PADEP"), and (2) ground water samples found five VOCs at concentration levels in excess of the PADEP's limits. The consultant's report concludes by stating that although the exact sources of these VOCs have not been identified, it is possible that they could be due to historical releases from underground storage tanks on the site or to past or present releases from the sanitary sewer line.

                  On January 26, 1999, the consultant submitted a proposal to conduct a remedial investigation and risk assessment of the site for an estimated cost of $76,050. The estimated cost does not include any of the costs for remedial action activities, attainment monitoring, or activities associated with entering into a formal process of receiving liability protection from the PADEP's land recycling program.

                  In a letter dated February 2, 1999, the owner's attorney advised Harowe that he did not believe that the consultant's proposed timetable was aggressive enough to move the process forward expeditiously, and that he did not agree with the consultant's suggestion to hold off contacting PADEP until all investigatory work was complete. The owner's attorney also demanded that Harowe reimburse the owner for all of its past costs, including those costs incurred to assess and remediate contaminated soils, which amounted to $77,360 through 1998. He also suggested that Harowe would be liable for any damages incurred by the owner if the owner was unable to close on its planned sale of the site due to the presence of contamination in either the soil or ground water.

                  Harowe intends to proceed along the lines suggested in the consultant's proposal, without admitting responsibility for all of the contamination found on the site. The Company has also made a demand on Hawker Siddeley Holdings Inc., from whom the Company purchased Harowe, to indemnify and hold the Company harmless from any damages arising out of this situation.

            o In 1987, Transicoil Inc., which was formerly owned by Portescap U.S. Inc., a subsidiary of the Company acquired in 1997, was notified that the North Penn site in Pennsylvania on which its operations had been located was nominated for inclusion on the U.S. Environmental Protection Agency's ("EPA") National Priorities List of hazardous waste sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In 1988, Portescap U.S. Inc., as well as Transicoil, Eagle-Picher Industries, Inc. (the owner of Transicoil at that time), other prior owners and the then owner of the North Penn Site, were named by the EPA as "potentially responsible parties" ("PRPs") under CERCLA which imposes joint and several liability on each PRP for the cleanup of the site. Portescap U.S. Inc. denied liability and denied that it was a proper PRP. An investigation of the North Penn Site, performed by independent consultants at the request of the EPA, revealed the presence of contamination. In 1989, Eagle-Picher, Transicoil and the EPA entered into an administrative consent order, pursuant to which Eagle-Picher and Transicoil agreed to prepare a Remedial Investigation Report and a Feasibility Study of the North Penn Site. However, in 1991, prior to completion of either the Remedial Investigation Report or the Feasibility Study, Eagle-Picher and Transicoil filed for bankruptcy and were subsequently discharged from any liability for environmental contamination at the North Penn Site. In mid-1995, Portescap U.S. Inc. agreed in principle with one of the prior owners and operators of the North Penn Site to pay, on an equal shares basis, up to $15,000 toward installation of drinking water filtration systems at several homes in the vicinity of the North Penn Site. In August 1995, the EPA issued a unilateral order requiring certain prior and present owners and operators of the North Penn Site to undertake various remedial actions. The EPA, however, did not name Portescap U.S. Inc. as a party to that order, although it subsequently served Portescap U.S. Inc. with a formal request for information concerning its past relationship with Transicoil and the North Penn Site. In October 1995, Portescap U.S. Inc. received notice of an indemnification claim asserted against it by a prior owner of the North Penn Site. Portescap U.S. Inc. informed the entity that asserted the indemnification claim that it denies liability under that claim and that it will vigorously defend itself against that claim.

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

      i.    Employees

            At December 31, 1998, 1,976 persons were employed by the Company.

      j.    Lines of Business and Industry Segment Information

            API's manufacturing operations in 1998 were carried on through subsidiaries. Effective December 31, 1998, a number of U.S. subsidiaries were merged into their parent corporation. Operations are classified into two industry segments based upon the characteristics of manufacturing processes and the nature of markets served. The manufacturing units which currently comprise the segments and their principal products are as follows:

            API MOTION INC.:
              API Controls                  Servo and stepper motor drives,
                                            power supplies and motion
                                            controllers
              API Deltran                   Electro-magnetic clutches and brakes
              API Deltran (St. Kitts)       Electro-magnetic clutches and brakes
              API Gettys                    AC and DC servo motors and stepper
                                            motors
              API Harowe                    Resolvers and encoders
              API Harowe (St. Kitts)        Resolvers and DC motors
              API Portescap                 DC and disc magnet stepper motors
              API Positran                  Gearboxes and actuators
              API Elmo                      Specialty electric induction and
                                            servo motors
              API Delevan                   Axial-leaded inductors
              API SMD                       Surface mounted inductors

            API HEAT TRANSFER INC.:
              API Basco                     Shell and tube heat exchangers
              API Airtech                   Air cooled aluminum heat exchangers
              API Ketema                    Packaged chillers, refrigeration
                                            condensers, and shell and tube heat
                                            exchangers
              API Schmidt-Bretten (Germany) Plate heat exchangers, evaporators and thermal processing systems
              API Schmidt-Bretten (U.S.)    Plate heat exchangers, evaporators
                                            and thermal processing systems

            Amounts of revenue from sales to unaffiliated customers, operating profit or loss, and identifiable assets for the three years ended December 31, 1998, are included in Note L of the notes to consolidated financial statements included in this report.

      k.    Foreign Operations

            Export sales, principally to Europe, Canada, and Mexico, were approximately 31%, 29%, and 16%, of consolidated sales for 1998, 1997, and 1996, respectively. The foreign sales are not believed to be subject to any risks other than those normally associated with the conduct of business in friendly nations having stable governments. Additional information relating to geographic operating data is included in Note L of the notes to consolidated financial statements included in this report.

ITEM 2. PROPERTIES

            The location of API's manufacturing facilities and their approximate size in terms of floor area are as follows:

                                                                     Floor Area
                                  Location                           (Sq. Ft.)
            ------------------------------------------------------   -----------
            API MOTION INC.
              API Controls and API Deltran,                              43,700
                  Amherst, New York (Hazelwood Drive)
              API Gettys, Racine Wisconsin                               88,000
                  (North Green Bay Road)
              API Harowe and API Portescap U.S.,                         34,500
                  West Chester, Pennsylvania
                  (Westtown Road)
              API Harowe (St. Kitts) Ltd. and                            11,500
                  API Deltran (St. Kitts.) Ltd., St. Kitts, West
                  Indies (Bourkes Road)
              API Portescap, La Chaux-de-Fonds, Switzerland             126,500
                  (157, rue Jardiniere) and Marly, Switzerland
                  (Route de Chesalles 1)                                 20,800
              API Positran Limited., Ringwood, England                   28,000
                  (Headlands Business Park)
              API Elmo AB, Flen Sweden                                  152,000
                  (Industrivagen 7)
              API Delevan, East Aurora, New York                         50,000
                  (Quaker Road)
              API SMD, Arcade, New York                                  23,500
                  (North Street)

            API HEAT TRANSFER INC.
              API Basco, Buffalo, New York                              115,600
                  (Walden Avenue)
              API Airtech and API Schmidt-Bretten,                       82,000
                  Arcade, New York (North Street)
              API Ketema, Grand Prairie, Texas                          150,000
                  (West Marshall Drive)
              API Schmidt-Bretten GmbH, Bretten, Germany                100,000
                  (Pforzheim Strasse)

            Of the facilities listed above, the API Gettys, API Portescap, API Positran, API Elmo, API Delevan, API SMD, API Basco, API Airtech, and API Ketema facilities are owned by API.

            The facilities occupied by API Airtech and API Schmidt-Bretten, API Ketema, and API SMD constitute collateral for three industrial revenue bond financings. The land and buildings owned by API Portescap in Switzerland, API Positran in England, and API Elmo in Sweden have been pledged as security for certain mortgage loans.

            The facilities leased by API are as follows:

                                                          Approximate
                                                            Annual      Leased
                         Facility Location                  Rental       Until
            --------------------------------------------- ------------ ---------
            Bourkes  Road (API Harowe (St. Kitts) Ltd.
               and API Deltran (St. Kitts) Ltd.)             $ 14,000    2003
            Hazelwood Drive (API Controls and API Deltran)   $157,000    2002
            Westtown Road (API Harowe)                       $205,000  2000/2001
            Pforzheim Strasse (API Schmidt-Bretten GmbH)     $198,000    2001

            In addition, subsidiaries of API Portescap lease office space in Pforzheim, Germany, Creteil, France, Tokyo, Japan, and Stockholm, Sweden. A sales subsidiary of API Schmidt-Bretten GmbH leases office space in Leeuwarden, The Netherlands. The approximate aggregate annual rentals for these sales offices is $217,000. The lease terms range from 1999 to 2003, and the aggregate square footage is approximately 15,500.

            The Company believes all of its existing properties are well maintained, are suitable for the operation of its business, and are capable of handling production for the coming year.

ITEM 3. LEGAL PROCEEDINGS

            See Item 1(h).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

            Common Stock Prices

            American Precision Industries common stock is listed on the New York Stock Exchange and traded principally in that market. The following table shows the Company's high and low prices on the New York Stock Exchange, as reported in the Wall Street Journal.

                     Quarterly Stock Price Data
            ----------------------------------------------
            Fiscal Year 1998     High          Low
            First Quarter        $21.00        $17.00
            Second Quarter       $19.50        $14.38
            Third Quarter        $16.56        $11.00
            Fourth Quarter       $14.50        $ 9.50

            Fiscal Year 1997
            First Quarter        $20.38        $16.75
            Second Quarter       $20.19        $16.25
            Third Quarter        $23.81        $19.00
            Fourth Quarter       $26.00        $20.50

      As of December 31, 1998, there were 862 shareholders of record. Effective in the first quarter of 1997, the Company decided to eliminate its quarterly cash dividend and to retain the cash for expansion and acquisitions.

ITEM 6. SELECTED FINANCIAL DATA

            Five Year Financial Summary
            (Dollars in thousands, except per share amounts)

Operations                               1998        1997        1996        1995         1994
------------------------------------------------------------------------------------------------
Net sales                              $216,615    $184,070    $116,783    $ 82,403     $ 64,896
Gross profit                           $ 66,301    $ 56,863    $ 39,131    $ 27,114     $ 21,626
Earnings before Interest, Taxes,
  Depreciation and Amortization        $ 23,508    $ 22,534    $ 15,074    $ 10,053     $  7,800
Interest and debt expense,
  net of investment (income)           $  3,356    $  2,753    $    968    $    (19)    $   (149)
Depreciation and amortization          $  9,411    $  7,434    $  3,785    $  2,594     $  2,275
Net earnings                           $  6,358    $  8,291    $  6,525    $  4,731     $  3,431
Capital expenditures                   $  9,285    $  8,737    $  8,319    $  4,585     $  1,857

Balance Sheet
Working capital                        $ 43,395    $ 36,296    $ 24,192    $ 18,463     $ 14,197
Current ratio                               2.0         1.8         2.4         2.4          2.3
Property, plant and equipment, net     $ 53,660    $ 52,647    $ 27,206    $ 12,269     $ 10,202
Total assets                           $169,265    $162,670    $ 82,012    $ 57,791     $ 45,344
Long-term liabilities                  $ 40,559    $ 40,298    $ 24,674    $ 10,292     $  3,523
Shareholders' equity                   $ 84,468    $ 76,600    $ 40,544    $ 34,347     $ 30,905

Ratio Analysis
Gross profit (% of sales)                  30.6%       30.9%       33.5%       32.9%        33.3%
Earnings before income tax
  (% of sales)                              4.9%        6.6%        8.6%        8.8%         8.2%
Net earnings (% of sales)                   2.9%        4.5%        5.6%        5.7%         5.3%
Long-term liabilities to total
  capitalization                           48.0%       52.6%       60.9%       30.0%        11.4%
Interest coverage ratio                     4.1         5.2         8.7        31.3         25.1

Per Common Share
Market price range:
  High                                 $  21.00    $  26.00    $  20.25    $  14.75     $   8.25
  Low                                  $   9.50    $  16.25    $  10.75    $   7.63     $   6.25
  Year-end                             $  10.31    $  20.81    $  20.25    $  11.13     $   7.75
Net earnings per weighted
 average common share:
  - basic                              $   0.85    $   1.12    $   0.91    $   0.67     $   0.49
  - diluted                            $   0.68    $   0.97    $   0.88    $   0.65     $   0.49
Shareholders' equity per
  common share                         $   7.80    $   6.78    $   5.56    $   4.82     $   4.38

Other
Number of shares outstanding
  at year end                             7,479       7,438       7,292       7,128        7,064
Weighted average shares outstanding:
  - basic                                 7,464       7,381       7,190       7,090        7,062
  - diluted                               9,378       8,537       7,452       7,262        7,069
Effective tax rate                         40.5%       32.0%       34.7%       34.5%        35.3%
Shareholders                                862         948       1,015       1,076        1,074
Employees                                 1,976       2,043       1,309       1,033          847

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FINANCIAL REVIEW - OPERATIONS

            NET SALES

            Consolidated net sales in 1998 were $216.6 million, compared with $184.1 million in 1997, an increase of $32.5 million or 17.7%. Of the increase, $31.1 million was due to ownership for a full 12 months in 1998 of Portescap, acquired July 8, 1997, and Schmidt-Bretten, acquired January 31, 1997. The remaining increase resulted from higher sales of API Motion's feedback devices, components, brakes and clutches and of API Heat Transfer's air-cooled and plate and frame products which were somewhat offset by lower sales of shell and tube heat exchangers due to weak compressor industry demand and lower sales of turbo motors and motion controls due to weak semiconductor industry demand and product introduction delays.

            In 1997, API's consolidated net sales were $184.1 million, an increase of 57.6% compared with 1996 net sales of $116.8 million. The 1997 acquisitions of Schmidt- Bretten and Portescap and the ownership for a full 12 months in 1997 of Gettys and Ketema (both acquired in April 1996) accounted for the majority of the increase.

            COST OF PRODUCTS SOLD

            In 1998, cost of products sold was $150.3 million, compared with $127.2 million in 1997. Of the $23.1 million increase, $21.2 million reflects the ownership for a full 12 months in 1998 of Schmidt-Bretten and Portescap. Cost of products sold as a percent of net sales was 69% in 1998 and 1997. API Heat Transfer lowered its cost of products sold as improved efficiencies and lower costs offset the impact of higher sales and early 1998 manufacturing inefficiencies at the air-cooled products facility. API Motion's cost of products sold increased as higher sales volumes and new product development and introduction costs more than offset the benefit of a $1.2 million reduction in Portescap's inventory obsolescence reserve resulting from the availability of new information and experience acquired.

            In 1997, cost of products sold increased $49.6 million over the previous year. The 1997 acquisitions of Schmidt-Bretten and Portescap and the ownership of Ketema and Gettys for a full twelve months in 1997 accounted for 90% of the increase. As a percent of net sales, cost of products sold was 69% in 1997 and 66% in 1996.

            SELLING AND ADMINISTRATIVE EXPENSES

            Selling and administrative expenses were $47.3 million in 1998 compared with $38.0 million in 1997. Over 78% of the increase is the result of owning Schmidt-Bretten and Portescap for a full 12 months in 1998. The remainder of the increase was related to product redesign and introduction at API Motion and higher sales volumes of plate heat exchangers, components, brakes and clutches.

            Selling and administrative expense in 1997 was $38.0 million compared with $26.4 million in 1996. The increase resulted primarily from the two acquisitions in 1997 and the ownership of Ketema and Gettys for a full 12 months that same year.

            RESEARCH AND PRODUCT DEVELOPMENT

            Research and product development expenses were $4.9 million in 1998, compared with $3.7 million in the prior year. Nearly 80% of the increase reflects ownership of Schmidt-Bretten and Portescap for a full 12 months in 1998. Research and product development costs for API Heat Transfer's air-cooled products and for API Motion's turbo motors, brakes and clutches accounted for the remainder of the increase.

            Research and product development costs in 1997 increased to $3.7 million from $1.8 million in 1996. The 1997 acquisitions, the ownership of Gettys for 12 months in 1997 and investment in new motion control and turbo motor products are reflected in the increase.

            INTEREST AND DEBT EXPENSE, NET OF INVESTMENT INCOME

            Interest and debt expense in 1998 was $3.4 million, compared with $2.8 million in 1997. The increase reflects the ownership of Portescap for a full year in 1998, costs associated with establishing a $100 million multi-currency credit facility in August 1998 and lower interest income. This was partially offset by lower interest rates in Switzerland and the U.S.

            Interest and debt expense increased $1.8 million between 1996 and 1997 of which 89% was interest on debt incurred for, or acquired with, the acquisitions of Schmidt-Bretten and Portescap. The balance of the increase was interest expense for a full twelve-month period on debt incurred for the April 1996 acquisitions of Ketema and Gettys.

            INCOME TAXES AND OTHER EXPENSE

            There was no other expense in 1998.

            Other expense in 1997 of $210 thousand included costs of $331 thousand related to a settlement agreement with the United States Government offset by a gain of $121 thousand from the sale of a non-operating investment.

            Income taxes in 1998 were $4.3 million, a rate of 40.5% of earnings before income taxes. This included $589 thousand of tax expense resulting from the granting of a 10-year tax holiday for API Portescap by the Swiss canton of Neuchatel. The holiday applies to Portescap's pre-tax earnings on manufactured products and provides 100% relief from cantonal taxes for 1999 through 2002 and 50% relief for the six years thereafter. API Portescap currently remains subject to Swiss federal taxes. The $589 thousand charge reflected in the 1998 tax provision resulted primarily from the write-down of net operating losses placed on the balance sheet at Portescap's acquisition which have a lower future value as a result of the tax holiday. The benefit of the tax holiday began January 1, 1999 and is estimated to lower API's consolidated tax rate with unusual charges excluded by approximately 2%.

            Excluding the unusual charge, API's 1998 consolidated tax rate was 35.0% as compared with 32.0% in 1997. The increase in rate reflects changes in the geographic mix of earnings. Non-recurring adjustments to pre-1997 provisions following the completion of audits also lowered the 1997 rate.

            Income taxes expressed as a percent of earnings before taxes were 32.0% and 34.7% in 1997 and 1996 respectively. The lower rate in 1997 is attributed to nonrecurring adjustments to prior year provisions following the completion of audits.

            NET EARNINGS

            Net earnings in 1998 were $6.4 million, compared with $8.3 million in 1997. Costs related to manufacturing inefficiencies in the first six months of 1998 at Heat Transfer's air-cooled products facility, a productivity decline in the second quarter in micromotor production during conversion to a new manufacturing technology, product development and introduction costs for motion control devices and turbo motors and the unusual tax charge were not fully offset by cost reductions, productivity improvements, the benefit of a reduction in Portescap's inventory reserve and ownership for a full 12 months in 1998 of Schmidt-Bretten and Portescap.

            Net earnings in 1997 were $8.3 million, a 27.1% increase over 1996. The increase is primarily attributed to the earnings from the acquisitions of Portescap and Schmidt-Bretten during the year and the net results of Ketema and Gettys for a full twelve-month period.

            BUSINESS SEGMENT DISCUSSION

            API Motion: In 1998, net sales of $121.5 million were 33% ($30.4 million) higher than 1997 net sales. Of the increase, $29.2 million was due to the ownership for a full 12 months in 1998 of Portescap. The balance was the result of growing markets, product extensions and new application development which produced a 17% increase in sales of brakes and clutches, components and feedback devices. Offsetting this increase were lower sales of control products and Gettys motors due to lower demand from the weak semiconductor industry and delays in new product introductions.

            Motion's 1998 operating profit fell to $9.5 million in 1998 from $10.9 million in 1997. The profit from the higher sales of feedback devices, components, brakes and clutches and the ownership of Portescap for a full year was not sufficient to offset the adverse impact to profit of the lower volume, the cost of product development and introduction at Gettys and Controls and Portescap production inefficiencies that occurred during the second quarter.

            API Heat Transfer: In 1998, net sales were $95.1 million compared with $93.0 million in 1997. The 2.2% increase was the net result of a 14% increase in sales of air-cooled heat exchangers and a 9% increase in plate and frame heat exchangers, offset by a 7.5% decline in sales of shell and tube heat exchangers. Demand for shell and tube products reflected weakness in the U.S. capital goods sector. This weakness began to affect demand for air-cooled products in the third quarter of 1998. Schmidt-Bretten, API Heat Transfer's German supplier of plate and frame heat exchangers, experienced good demand throughout 1998.

            Heat Transfer's 1998 operating profit increased 9.8%, to $9.1 million from $8.3 million in 1997. For shell and tube products, cost reductions and productivity improvements offset the impact of the lower sales, resulting in a 1998 operating profit slightly above the 1997 result. For air-cooled products, the benefit of higher sales was more than offset by manufacturing losses in the first half of 1998. For plate and frame products, volume and cost control and productivity in the German plant increased this product line's 1998 profitability significantly as compared with 1997.

            YEAR 2000 INITIATIVES

            The Company is addressing through its business groups the business and technology issues presented by the year 2000 ("Y2K") and the possibility that computer programs may not properly recognize the turn of the century. The Company oversees its Y2K efforts through a committee chaired by the Company's Chief Financial Officer. The committee includes a business executive and information technology ("IT") manager from each business group. Outside computer consultants are utilized as the need arises. Periodic status reports are provided to the Company's Audit Committee.

            The Y2K Committee has organized its efforts to address IT Systems, Non-IT Areas, Products & Customers and Suppliers. The primary focus is on assuring that mission critical systems are or will become Y2K compliant before year-end 1999.

            U.S. Status: An inventory and assessment of API's IT systems occurred in mid-1997. Most of the non-compliant systems required software upgrades available from the software package suppliers. Such upgrades are either complete or will be so by the end of the second quarter of 1999. Written certification of compliance is being secured from the suppliers of the release upgrades. Ongoing tests are performed to assure compliance. In non-IT areas, evaluation of production, testing and office equipment and of facilities has identified no mission critical non-compliance issues. The Company continues to monitor this area.

            Reviews have not identified any U.S. products which would be non-compliant. However, the Company is limited in its ability to identify and review all products that were sold in the past, particularly by its Motion Group. The Company cannot be certain that there are not older products still in use which contain embedded logic which may be non-Y2K compliant.

            The Company's review of its U.S. raw material requirements has indicated it is not dependent upon a sole supplier for critical materials or components. The Company has been surveying its suppliers of materials and services to assess their compliance status. To date, the results of these surveys have not identified any areas of significant concern.

            European Status: Status reviews at Schmidt-Bretten and Portescap identified critical systems requiring upgrade.

            Schmidt-Bretten is in the process of replacing its operating and administrative systems. This project is on target for completion in mid-1999. Reviews of non-IT areas have identified several non-compliant items and remedies are in process. The identified items are not considered to be significant. Raw material reviews have identified no significant Y2K issues.

            Portescap's Y2K review identified as non-compliant the integrated manufacturing and administrative system which supports its Swiss facilities. A program begun in the third quarter of 1998 is designed to bring this system into substantial compliance by the end of the third quarter of 1999.

            Elmo, acquired by API on February 1, 1999, was in the process of implementing a Y2K compliance program prior to its acquisition. The program covers the areas discussed above and has identified no significant areas of non-compliance. Upgrades to its operational and administrative systems are expected to be complete in the second quarter of 1999.

            Management estimates that U.S. costs incurred to date for Y2K related hardware and software upgrades to be less than $200 thousand and costs for outside consultants to be less than $100 thousand. Future costs are currently not expected to exceed an additional $200 thousand. The 1999 cost to complete the implementation of the system at Schmidt-Bretten is estimated to be under $200 thousand. The remaining compliance cost for Elmo is expected to be less than $100 thousand. Future costs specifically related to Y2K compliance at the Swiss micromotor subsidiary are estimated to be $500 thousand.

            At this time, the Company does not have reason to believe that there will be any significant interruption in the Company's operations caused by a Y2K problem that is unique to the Company, and, therefore, the Company has not adopted a contingency plan for such an event. However, the Y2K Committee continues to monitor this possibility and will attempt to identify cost effective and timely solutions should a problem in this regard be likely.

            FINANCIAL POSITION

            The Company's liquidity is primarily generated from operations. In addition, short-term lines of credit totaling $5.1 million and revolving credit of $81.8 million were available at December 31, 1998.

            On August 31, 1998, the Company signed an agreement with Marine Midland Bank and Fleet National Bank for a $100 million, multi-currency, five-year unsecured Revolving Credit Facility. This replaced the Company's $20 million Revolving Credit Facility. Twenty-five million dollars of the new facility is available for general corporate purposes. The balance is available for potential acquisitions. The facility is guaranteed by the Company's U.S. subsidiaries.

            At December 31,1998, borrowings under the Revolving Credit Facility were $18.2 million. On February 1, 1999, the Company borrowed 189.9 million Swedish kronor ($24.2 million) of the available facility to fund the acquisition of ELMO Industrier AB, a Swedish motor manufacturer. In February 1999, the Company approved a program that authorizes the repurchase from time to time of up to $5 million of its common stock. Funding for any repurchase under this program will be from the cash flow of the Company or from additional borrowing under its Revolving Credit Facility.

            Information on the Company's liquidity position for the past three years is as follows:

            (Dollars in thousands)                   1998     1997       1996
            --------------------------------------------------------------------
            Net working capital                     $43,395   $36,296   $24,192
            Current ratio                               2.0       1.8       2.4
            Cash flow from Operating Activities     $11,178   $ 6,336   $ 7,755
            Cash, cash equivalents and marketable
            securities                              $ 3,856   $ 2,313   $ 2,412
            Capital expenditures                    $ 9,285   $ 8,737   $ 8,319

            The higher net working capital is partially the result of the increase in net inventory as Portescap converted to a new manufacturing technology. Currency translation rates also increased the U.S. dollar value of inventory held at API's foreign locations.

            Cash flow from operations increased to $11.2 million in 1998 from $6.3 million in 1997. The 1997 cash flow was adversely affected by a prepayment in the fourth quarter of U.S. income taxes, payments for Portescap liabilities accrued but unpaid at the July 8, 1997 acquisition date, and payments in 1997 of EVA(R)-based incentive compensation. These items accounted for the decrease in cash flow in 1997 as compared with 1996.

            Capital expenditures in 1998 were $9.3 million compared with $8.7 million in 1997. Expenditures at API Heat Transfer declined to $3.8 million in 1998 from $4.5 million in 1997. Included in 1998 capital spending was productivity enhancing equipment for Basco and Airtech, installation cost for the new Airtech furnace and the new computer system at Schmidt-Bretten. Expenditures at API Motion were $5.2 million and $3.9 million in 1998 and 1997 respectively. Higher spending at Portescap related to the 1998 conversion to a flow manufacturing system offset by lower spending at other units following their 1997 conversion to the new flow manufacturing system accounted for the increase.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company, as a result of its financing and international operating activities, is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. The Company seeks to minimize the risks from these interest rate and foreign currency exchange rate fluctuations through its normal operating and financing activities. When deemed appropriate, the Company utilizes forward contracts to minimize the foreign currency exchange rate risk. The Company does not use derivative financial instruments for trading or other speculative purposes.

            The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations which consist of a revolving credit facility, industrial revenue bonds and various term loans. The majority of these debt obligations have variable interest rates, primarily based on the London Interbank Offered Rate (LIBOR) and an index rate based on short-term federal tax exempt obligations. At December 31, 1998, the carrying value and fair value were approximately $49 million under these obligations. If these variable interest rates were to change by 10%, the impact on consolidated interest expense would be approximately $225 thousand annually.

            The Company's exposure to market risk for changes in foreign currency exchange rates arises from investment in and intercompany balances with foreign subsidiaries, receivables, payables, and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, selectively through derivative financial instruments with third parties using forward agreements. At December 31, 1998 one forward agreement with a settlement date of April 30, 1999 was outstanding with a fair value of approximately $300 thousand. A 10% change in foreign exchange rates would not have a material impact on the fair value of the forward agreement or the Company's results of operations or cash flows related to that contract.

            The above discussion and the estimated amounts generated from the sensitivity analyses referred to above include forward-looking statements of market risk which assume that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections by the Company of future events of losses.

            In 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is conducting an analysis of SFAS No. 133, which is not expected to have a material impact on the Company's results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT ACCOUNTANTS
            To the Board of Directors and Shareholders of American Precision Industries Inc.

            In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings and comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of American Precision Industries Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

            PricewaterhouseCoopers LLP

            Buffalo, New York
            February 10, 1999

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)               1998         1997
--------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                               $  3,856     $  2,313
   Accounts receivable less allowance for
    doubtful accounts of $971 and $1,124                     33,309       32,163
   Inventories - net                                         43,715       38,510
   Prepaid expenses                                           4,081        4,744
   Deferred income taxes                                      2,672        4,338
--------------------------------------------------------------------------------
Total Current Assets                                         87,633       82,068
--------------------------------------------------------------------------------

Other Assets
   Cost in excess of net assets acquired - net               20,129       19,853
   Prepaid pension costs                                      1,747        1,669
   Net cash value of life insurance                           3,752        3,199
   Other                                                      2,344        2,251
   Investments                                                   --          686
--------------------------------------------------------------------------------
Total Other Assets                                           27,972       27,658
--------------------------------------------------------------------------------

Deferred Income Taxes                                            --          297

Property, Plant and Equipment
   Land                                                       3,509        3,409
   Buildings and improvements                                21,276       20,327
   Machinery, equipment and furniture                        58,086       51,427
   Construction in process                                    2,485        2,689
--------------------------------------------------------------------------------
                                                             85,356       77,852
   Less accumulated depreciation                             31,696       25,205
--------------------------------------------------------------------------------
Net Property, Plant and Equipment                            53,660       52,647
--------------------------------------------------------------------------------
Total Assets                                               $169,265     $162,670

See Accompanying Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)               1998        1997
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Short-term obligations                                 $  14,158   $  14,086
   Accounts payable                                          14,784      15,792
   Accrued compensation and payroll taxes                     6,838       6,585
   Other liabilities and accrued expenses                     7,071       7,980
   Current portion of long-term obligations                   1,387       1,329
--------------------------------------------------------------------------------
Total Current Liabilities                                    44,238      45,772
--------------------------------------------------------------------------------

Deferred Income Taxes                                         2,111       1,926
Other Noncurrent Liabilities                                  3,964       3,488
Long-Term Obligations, less current portion                  34,484      34,884

Shareholders' Equity
    Series B seven percent (7%) convertible
         preferred stock, par value $1.00 a share,
         1,236,337 shares issued and outstanding             26,156      26,156
    Common stock, par value $.66 2/3 a share
         Authorized - 30,000,000 shares
         Issued - 7,853,635 and 7,812,215 shares              5,234       5,207
    Additional paid-in capital                               13,707      13,107
    Retained earnings                                        41,930      35,572
    Accumulated other comprehensive income                      279        (604)
--------------------------------------------------------------------------------
                                                             87,306      79,438
    Less cost of 374,262 treasury shares                      2,838       2,838
--------------------------------------------------------------------------------
Total Shareholders' Equity                                   84,468      76,600
--------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                $ 169,265   $ 162,670

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data) 1998         1997         1996
--------------------------------------------------------------------------------
Net Sales                                   $ 216,615    $ 184,070    $ 116,783

Costs and Expenses
     Cost of products sold                    150,314      127,207       77,652
     Selling and administrative                47,342       38,047       26,410
     Research and product development           4,917        3,667        1,759
     Interest and debt expense, net of
       investment income                        3,356        2,753          968
     Other expense                                 --          210           --
--------------------------------------------------------------------------------
                                              205,929      171,884      106,789
--------------------------------------------------------------------------------
Earnings Before Income Taxes                   10,686       12,186        9,994

Income Taxes                                    4,328        3,895        3,469
--------------------------------------------------------------------------------
Net Earnings                                $   6,358    $   8,291    $   6,525
--------------------------------------------------------------------------------

Other Comprehensive Income (Loss), net of
  tax:
   Foreign Currency Translation Adjustment      1,113         (526)          --
   Minimum Pension Liability Adjustment          (230)          (4)         (74)
   Net Unrealized Gain (Loss) on
      Marketable Securities                        --           --          (23)
--------------------------------------------------------------------------------
Total Other Comprehensive Income (Loss)           883         (530)         (97)
--------------------------------------------------------------------------------

Comprehensive Income                        $   7,241    $   7,761    $   6,428
--------------------------------------------------------------------------------
Earnings Per Common Share

   Basic                                    $     .85    $    1.12    $     .91
   Diluted                                  $     .68    $     .97    $     .88

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                       Accumulated other
                                                                                                     comprehensive income
                                                                                                  --------------------------
                                                                                                     Equity         Net
                                                                                                   Adjustment    Unrealized
                                                                                                      from       Gain (Loss)
                                        Preferred Stock    Common Stock    Additional                Foreign         on
(in thousands,                          ---------------------------------   Paid-in   Retained      Currency     Marketable
except per share data)                  Shares  Amount    Shares   Amount   Capital   Earnings    Transactions   Securities
----------------------------------------------------------------------------------------------------------------------------
Balance at                                 --   $    --    7,502   $5,001   $ 9,532   $ 22,629      $    --         $ 23
December 29, 1995                          --        --       --       --        --      6,525           --           --
Net earnings - 1996                        --        --      164      109     1,533         --           --           --
Stock options exercised, net               --        --       --       --        --         --           --           --
Cash dividends declared,
  $.26 per share                           --        --       --       --        --     (1,873)          --           --
Minimum pension liability,
  net of tax                               --        --       --       --        --         --           --           --
Net unrealized loss on
  marketable securities                    --        --       --       --        --         --           --          (23)
----------------------------------------------------------------------------------------------------------------------------
Balance at
January 3, 1997                            --        --    7,666    5,110    11,065     27,281           --           --
Net earnings - 1997                        --        --       --       --        --      8,291           --           --
Stock options exercised, net               --        --      146       97     1,518         --           --           --
Securities issued in
  Portescap acquisition:
    Series B preferred stock            1,236    26,156       --       --        --         --           --           --
    Warrants                               --        --       --       --       524         --           --           --
Minimum pension liability,
  net of tax                               --        --       --       --        --         --           --           --
Equity adjustment from foreign
  currency translation                     --        --       --       --        --         --         (526)          --
----------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1997                       1,236    26,156    7,812    5,207    13,107     35,572         (526)          --
Net earnings - 1998                        --        --       --       --        --      6,358           --           --
Stock options exercised, net               --        --       42       27       418         --           --           --
Directors options                          --        --       --       --       182         --           --           --
Minimum pension liability
  net of tax                               --        --       --       --        --         --           --           --
Equity adjustment from foreign
  currency translation                     --        --       --       --        --         --        1,113           --
----------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1998                       1,236   $26,156    7,854   $5,234   $13,707   $ 41,930      $   587         $ --

                                        Minimum
                                         Pension    Treasury Stock
(in thousands,                          Liability   --------------
except per share data)                   Change     Share   Amount
------------------------------------------------------------------
Balance at                                $  --      374    $2,838
December 29, 1995                            --       --        --
Net earnings - 1996                          --       --        --
Stock options exercised, net                 --       --        --
Cash dividends declared,
  $.26 per share                             --       --        --
Minimum pension liability,
  net of tax                                (74)      --        --
Net unrealized loss on
  marketable securities                      --       --        --
------------------------------------------------------------------
Balance at
January 3, 1997                             (74)     374     2,838
Net earnings - 1997                          --       --        --
Stock options exercised, net                 --       --        --
Securities issued in
  Portescap acquisition:
    Series B preferred stock                 --       --        --
    Warrants                                 --       --        --
Minimum pension liability,
  net of tax                                 (4)      --        --
Equity adjustment from foreign
  currency translation                       --       --        --
------------------------------------------------------------------
Balance at
December 31, 1997                           (78)     374     2,838
Net earnings - 1998                          --       --        --
Stock options exercised, net                 --       --        --
Directors options                            --       --        --
Minimum pension liability
  net of tax                               (230)      --        --
Equity adjustment from foreign
  currency translation                       --       --        --
------------------------------------------------------------------
Balance at
December 31, 1998                         $(308)     374    $2,838

See Accompany Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)                                                  1998        1997        1996
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net earnings                                                        $  6,358    $  8,291    $  6,525
  Adjustments to reconcile net income to cash and
    cash equivalents provided by operating activities:
      Depreciation and amortization                                      9,411       7,434       3,785
      Stock compensation programs                                         (180)        198         582
      Change in various allowance accounts                              (1,421)       (614)       (639)
      Other                                                                370         170         182
  (Increase) Decrease in:
      Accounts receivable                                                 (766)     (2,537)       (472)
      Inventories                                                       (3,229)       (389)     (2,006)
      Prepaid expenses                                                   1,619      (1,904)       (109)
      Deferred income tax assets                                         1,736       1,086        (691)
      Other assets, net                                                   (879)       (202)       (892)
    Increase (Decrease) in:
      Accounts payable & accrued expenses                               (2,200)     (4,030)      1,228
      Deferred income tax liabilities                                      277      (1,277)        199
      Other noncurrent liabilities                                          82         112          63
------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                       11,178       6,336       7,755
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Investments in acquisitions, net of cash &
        cash equivalents acquired                                           --      (9,286)    (17,359)
      Purchases of Investments and marketable securities                   (15)        (68)       (127)
      Capital expenditures                                              (9,285)     (8,737)     (8,319)
      Proceeds from investments & marketable securities                    702       2,660       6,609
      Proceeds from sale of fixed assets                                    90         289          46
------------------------------------------------------------------------------------------------------
        Net Cash Used by Investing Activities                           (8,508)    (15,142)    (19,150)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Exercise of stock options                                            322       1,615       1,642
      Payment of long-term obligaions, including current maturities     (1,272)     (1,292)     (1,785)
      Dividends paid                                                        --        (471)     (1,865)
      Increase in long-term obligations                                    626       4,423      15,931
      Increase (Decrease) in short-term borrowings                        (705)      5,018      (2,602)
------------------------------------------------------------------------------------------------------
        Net Cash (Used) Provided by Financing Activities                (1,029)      9,293      11,321
------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes                                            (98)       (586)         --

Net Increase (Decrease) in Cash and Cash Equivalents                     1,543         (99)        (74)
Cash and Cash Equivalents at Beginning of Year                           2,313       2,412       2,486
------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                              $  3,856    $  2,313    $  2,412
------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest                                                        $  3,006    $  2,424    $  1,038
      Income taxes net of tax refunds                                 $  2,026    $  3,037    $  3,598

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For the years ended December 31, 1998, December 31, 1997 and January 3, 1997.

A. Summary of Significant Accounting Policies

(1) Nature of Operations American Precision Industries Inc. ("API" or the "Company") is a multi-domestic, diversified manufacturing company whose principal lines of business include the production and sale of precision motion control devices and products for the heat transfer industry. The Company's principal markets are in North America and Europe.

(2) Fiscal Year During 1997 API converted its fiscal year to a calendar year ending on December 31. The 1996 fiscal year consisted of 53 weeks of activity.

(3) Basis of Presentation The accompanying consolidated financial statements include the accounts of all subsidiaries. All material intercompany accounts and transactions have been eliminated. The Statement of Earnings and Comprehensive Income and the Statement of Cash Flows include the results of API Schmidt-Bretten and API Portescap, since January 31, 1997 and July 8, 1997, the dates of their respective acquisitions. The financial statements also include the results of API Ketema and API Gettys since April 1, 1996 and April 19, 1996, respectively, the dates of acquisition.

(4) Foreign Currency Translation The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in equity as "foreign currency translation adjustment", a separate component of shareholders' equity reported in Accumulated other comprehensive income. The tax effect on the foreign currency translation was zero for 1998 and 1997. Income and expense items are translated at average monthly rates of exchange.

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

As of December 31, 1998 and December 31, 1997 foreign exchange contracts outstanding were not significant.

(5) Inventories Inventories are valued at the lower of cost or market, net of progress payments. At December 31, 1998 and December 31, 1997 inventories comprising approximately 25% of consolidated inventories each year were valued using the last-in, first-out (LIFO) method. Other inventories are priced using the first-in, first-out (FIFO) method.

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

Total depreciation expense for 1998, 1997, and 1996 was $8,669, $6,900, and $3,562, respectively.

(7) Goodwill The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is separately disclosed, net of accumulated amortization, and is being amortized over 25-30 years on a straight-line basis. Amortization expense amounted to $724, $455, and $163 in 1998, 1997, and 1996, respectively. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $1,512 and $764, respectively.

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

(10) Stock Options Proceeds from the sale of common stock issued under employee stock option plans are credited to capital accounts. There are no charges to income with respect to the plans; however, compensation expense or income is recorded with respect to changes in the value of stock appreciation rights. The Company has adopted certain disclosure requirements as prescribed by FASB Statement No. 123.

(11) Advertising The Company expenses the production costs of advertising in the year in which the advertising occurs. Total advertising expense in 1998, 1997, and 1996 was $2,098, $1,661, and $879, respectively.

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

In connection with the 1997 acquisitions, a liability of approximately $2,100 was established for redundancy and relocation costs. As of December 31, 1998 and December 31, 1997, actual costs incurred against this reserve were approximately $1,900, and $700, respectively. Future costs related to the remaining liability are expected to be primarily incurred in 1999.

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

The following table presents unaudited pro forma results of operations for 1997 and 1996 as if the acquisitions of HTD and Gettys had occurred at the beginning of fiscal year 1996, and the acquisitions of SBG and Portescap had occurred at the beginning of the 1997 and 1996 fiscal years, respectively, after giving effect to certain adjustments, including amortization of goodwill, adjusted depreciation of fair value of assets acquired, interest expense on additional debt incurred to fund the acquisitions, and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions taken place at the beginning of 1997 and 1996 for SBG and Portescap and 1996 for HTD and Gettys or of results which may occur in the future.

Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of entities because precise estimates of such benefits cannot be quantified.

Pro forma results with acquisitions:

(In thousands,
except per share data)          1997          1996
-----------------------------------------------------
(unaudited)
Revenues                     $ 215,735     $ 222,883
Net earnings                 $   5,619     $   8,624
Earnings Per
   Common Share
      Basic                  $     .76     $    1.20
      Diluted                $     .60     $     .96

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

C. Cash Equivalents and Investments

Cash equivalents consist of money market funds, commercial paper, and certificates of deposit with original maturities of three months or less. Investments in 1997 were comprised of funds obtained under an industrial revenue bond financing. Use of these funds was restricted and could only be applied to the purchase of capital assets for the related expansion program.

For the purpose of determining gross realized gains and losses, the cost of securities sold is based upon specific identification.

The Company classifies debt and equity securities not classified as either held-to-maturity or trading as "available for sale" and reported at market value. Unrealized gains and losses are reported as a separate component of shareholders' equity.

D. Inventories

The major classes of inventories are as follows:

(In thousands)                       1998        1997
-------------------------------------------------------
Finished goods                    $  11,751    $  9,133
Work in process                       8,509      10,807
Raw Materials                        23,455      18,570
-------------------------------------------------------
                                  $  43,715    $ 38,510

Had the cost of all inventories at December 31, 1998 and December 31, 1997 been determined by the FIFO method, these amounts would have been greater by $915 and 1,052, respectively.

E. Other Noncurrent Liabilities

In 1998 and 1997, other noncurrent liabilities is primarily comprised of accrued pension costs for Schmidt-Bretten and API Harowe Inc. This balance also includes the noncurrent portion of bonus obligations under the Company's incentive plan, deferred compensation associated with the stock appreciation rights granted to the Chief Executive Officer in 1992, and the discount on stock options granted to certain members of the Board of Directors of the Company in lieu of directors' fees.

F. Short and Long-Term Obligations

(1) Short-Term Obligations At December 31, 1998 and 1997, short-term bank borrowings consisted of:

(in thousands)                                             1998            1997
--------------------------------------------------------------------------------
Portescap (primarily Switzerland)                        $ 8,646         $ 6,326
Schmidt-Bretten                                            5,512           7,230
API                                                           --             530
--------------------------------------------------------------------------------
                                                         $14,158         $14,086

The weighted average interest rate on the outstanding short-term debt at December 31, 1998 was 4.6% and was 4% at December 31, 1997.

The short-term credit facilities available at December 31, 1998 and December 31, 1997 consisted of:

(In thousands)                      1998       1997
-------------------------------------------------------
Portescap                          $  1,045   $  2,149
Schmidt-Bretten                       2,475      2,781
API                                   1,544      3,332
-------------------------------------------------------
                                   $  5,064   $  8,262

(2) Long-Term Obligations consist of the following:

(In thousands)                      1998       1997
-------------------------------------------------------
Industrial Revenue Bonds           $ 11,165   $ 12,294
Revolving Credit Debt                18,250     17,300
Portescap Debt:
   Mortgage loans                     3,860      3,765
   Other long-term loans              1,775      1,820
Supplemental benefit program            821      1,034
-------------------------------------------------------
                                     35,871     36,213
Less current obligations              1,387      1,329
-------------------------------------------------------
Long-term obligations              $ 34,484   $ 34,884

On August 31, 1998, the Company signed an agreement with Marine Midland Bank and Fleet National Bank for a $100 million, multi-currency, five-year unsecured Revolving Credit Facility. This replaced the Company's $20 million Revolving Credit Facility. The credit facility is available for general corporate purposes and potential acquisitions. The facility is guaranteed by the Company's U.S. subsidiaries. At December 31, 1998, $82 million of the revolving credit facility was available. The Company used $24.2 million of this amount on February 1, 1999 to acquire the assets of ELMO Industrier AB. The interest rate on the Revolving Credit, under the LIBOR Rate Option in the Credit Agreement, averaged 5.8% as of December 31, 1998 and 6.8% as of December 31, 1997.

The Company has outstanding obligations under three industrial revenue bond ("IRB") financings relating to the acquisition or construction of production facilities. The bonds are subject to mandatory sinking fund repayment schedules with maturities extending through 2015. The bonds are collateralized by assets with a depreciated value of $11,587 at December 31, 1998 and $12,359 at December 31, 1997. The interest rate on the IRBs approximates 60% of the prime rate and is adjustable every seven days in order for the Remarketing Agent to sell the bonds at par value.

There were no unexpended revenue bond proceeds at December 31, 1998. At December 31, 1997 this balance was $686.

The following are the weighted average interest rates at December 31, 1998 and 1997 for long-term debt:

                               1998     1997
-------------------------------------------------
Industrial Revenue Bonds       3.9%     4.3%
Revolving Credit Debt          5.8%     6.5%
Portescap Debt                 4.3%     5.1%

The Revolving Credit and each of the IRB's are subject to various restrictive covenants, with respect to which the Company is in compliance.

Costs related to the acquisition of long-term debt are amortized over the life of the debt instrument. Fees are expensed as incurred. Together, these items comprise debt expense, which was $286 in 1998 and $235 in 1997. 1998 expense includes amortization costs and fees related to the $100 million credit facility established August 31, 1998.

Under the supplemental benefit program, the Company provides retirement or death benefits to certain officers meeting specified service requirements. Participating officers are provided an annual benefit equal to 20% of their current salary payable over fifteen years, except for the Chief Executive Officer whose annual benefit payable over fifteen years is currently approximately $116 and indexed to the Consumer Price Index. In the case of several executives, these benefits will be partially or totally funded through split-dollar life insurance contracts. The estimated future benefits to be paid directly by the Company under this program are accrued over the participants' service lives by estimating the present value of such future benefits assuming a 9% rate of interest. The Company has also invested in company- owned life insurance contracts on the lives of certain participants, the cash surrender values of which are recorded in Other Assets.

Over the next five years, the Company will make long-term obligation payments of approximately $1,387 in 1999, $2,934 in 2000, $1,577 in 2001, $4,321 in 2002,
and $995 in 2003. Such amounts exclude the Revolving Credit.

G. Operating Leases

The Company leases certain office and manufacturing facilities and automotive and other equipment through operating leases. Certain of these provide for the payment of taxes, insurance and maintenance costs and most contain renewal options. Net future minimum lease commitments with an initial term in excess of one year are payable as follows: 1999 - $1,026; 2000 - $902; 2001 - $723; 2002 -
$261; 2003 - $12. Total rental expense for 1998, 1997, and 1996 was $1,917,
$1,554, and $730, respectively.

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

The Company's principal subsidiaries in Switzerland (Portescap) and Germany
(SBG) also maintain defined benefit pension plans covering substantially all employees of those subsidiaries. Reconciliations of the Benefit Obligation, Plan Assets and Funded Status of certain defined benefit retirement plans are as follows:

                                                             1998                                           1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Harowe                                         Harowe
                                            Salaried    Hourly  Portescap      SBG         Salaried    Hourly   Portescap     SBG
(In thousands)                                Plan       Plan      Plan       Plan           Plan       Plan      Plan       Plan
-----------------------------------------------------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:

Benefit Obligation - Beginning of Period    $  7,672    $ 780    $ 48,419    $ 2,695       $  6,561    $ 724    $ 45,592    $ 2,950

Service Cost                                     780       28       2,320         --            691       24       2,077         --

Interest Cost                                    592       56       2,323        160            512       53       2,067        161

Actuarial Loss                                   177      120       5,759        248             --       24          --         29

Distributions Paid                              (420)      --      (4,301)      (176)          (275)     (45)     (2,545)      (183)

Foreign Currency Exchange Rate                    --       --       1,939        222             --       --      (1,186)      (262)

Impact of Plan Changes                            --       --       4,786         --             --       --       2,414         --

Other                                             --       --          --         --            183       --          --         --
-----------------------------------------------------------------------------------------------------------------------------------
Benefit Obligation - End of Period          $  8,801    $ 984    $ 61,245    $ 3,149       $  7,672    $ 780    $ 48,419    $ 2,695
-----------------------------------------------------------------------------------------------------------------------------------
Change in Plan Assets:

Fair Value of Plan Assets -

  Beginning of Period                       $ 11,749    $ 499    $ 55,015    $   427       $ 10,396    $ 385    $ 49,379    $   540

Actual Return on Plan Assets                     344       30       2,765         23          1,674       17       2,416         27

Employer Contributions                            --       --       2,039         --             --       --       2,185         --

Distributions Paid                              (471)      --      (4,301)       (90)          (321)     (45)     (2,545)       (94)

Foreign Currency Exchange Rate                    --       93       1,920         29             --      142      (1,304)       (46)

Asset Gain                                        --       --       1,032         --             --       --       4,884         --
-----------------------------------------------------------------------------------------------------------------------------------
Fair Value of Plan Assets - End of Period   $ 11,622    $ 622    $ 58,470    $   389       $ 11,749    $ 499    $ 55,015    $   427
-----------------------------------------------------------------------------------------------------------------------------------
Reconciliation of Funded Status:

Funded Status                               $  2,821    $(362)   $ (2,775)   $(2,760)      $  4,077    $(281)   $  6,596    $(2,268)

Unrecognized Net Actuarial (Gain) Loss        (1,161)     234      (4,730)       305         (2,146)     111      (9,338)        39

Unrecognized Transition Amount                  (246)      --       1,028         --           (368)      --       1,093         --

Unrecognized Prior Service Cost                  309       10       6,713         --            339       20       2,224         --

Additional minimum liability                      --     (244)         --       (305)            --     (131)         --         --
-----------------------------------------------------------------------------------------------------------------------------------
Prepaid (Accrued) Pension Cost              $  1,723    $(362)   $    236    $(2,760)      $  1,902    $(281)   $    575    $(2,229)
-----------------------------------------------------------------------------------------------------------------------------------

As of December 31, 1998 and December 31, 1997, the tax effect on the gross additional minimum pension liability was $230 and $50, respectively.

The following factors have been assumed in determining the actuarial present value of projected benefit obligation shown in the previous table:

                                       1998                                                 1997
                    -------------------------------------------------------------------------------------------------
                                  Harowe                                               Harowe
                    Salaried      Hourly    Portescap     SBG             Salaried     Hourly     Portescap      SBG
                      Plan         Plan       Plan        Plan              Plan        Plan        Plan         Plan
                    --------------------------------------------------------------------------------------------------
Discount Rate         7.75%        6.5%        4.0%        6.0%             7.75%       7.75%        4.5%        6.0%
Rate of increase
  in compensation      4.0%        N/A        2.5-3.5%     N/A               4.0%        N/A        2.5-3.5%     N/A
Annual increase
  in pensions          N/A         N/A         1.5%        2.0%              N/A         N/A         1.5%        2.0%
Expected long-term
  rate of return       9.0%        6.5%        5.0%        6.0%              9.0%        6.5%        5.0%        6.0%
NA - not applicable

Net periodic pension cost associated with the plans reflected in the table on the previous page for 1998 and 1997 included the following components:

                                              1998                                            1997
                              --------------------------------------------------------------------------------------
                                         Harowe                                          Harowe
                              Salaried   Hourly   Portescap     SBG           Salaried   Hourly    Portescap   SBG
(In thousands)                  Plan      Plan      Plan        Plan            Plan      Plan       Plan      Plan
                              --------------------------------------------------------------------------------------
Service costs-
 benefits earned during
 the period                    $ 780      $ 28        $ 2,320   $  --         $   691      $ 24    $ 2,072     $  --
Interest on projected
 benefit obligations             592        56          2,323     174             512        53      2,063       156
Actual return on assets         (335)      (35)        (2,765)    (20)         (1,601)      (16)    (2,411)      (27)
Amortization of
 transition assets
 and deferrals                  (858)       13            586      --             539        --        272        --
Employee contributions           N/A       N/A           (891)     --             N/A       N/A       (863)      N/A
--------------------------------------------------------------------------------------------------------------------
Net periodic
 pension cost                  $ 179      $ 62        $ 1,573   $ 154         $   141      $ 61    $ 1,133     $ 129
--------------------------------------------------------------------------------------------------------------------

The data included in the above table for the Portescap and SBG plans are for the full year of 1997.

In 1998, the Company adopted the provisions of FASB Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". This statement specified changes in the disclosure requirements related to pension and other postretirement benefits.

The total expense for all retirement plans was $2,426, $1,247, and $392, in 1998, 1997, and 1996, respectively.

I. Fair Value of Financial Instruments

The Company has adopted the provisions of Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments". This statement requires that companies disclose the estimated "fair value" of their financial instruments. Financial instruments primarily consist of trade receivables and payables, investments in municipal bond funds, and debt facilities with various third party lenders. At December 31, 1998 and December 31, 1997, management believes the carrying amounts of its financial instruments approximates fair value.

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

(2) Stock Options - The Company has granted incentive stock options (ISO) to officers and other key employees and nonqualified options (NQO) for 100 common shares to most other U.S. employees after one year of employment. The grants were made at an exercise price of not less than 100% of the market value on the date of grant. Options may be exercised in cumulative annual increments of 20% for ISOs and 50% for NQOs beginning one year from the date of grant. All options expire ten years from date of grant.

The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation expense has been charged to earnings for options granted in 1998, 1997, and 1996 since all such options have an exercise price equal to 100% of market value on the date of grant. Had the Company adopted the provisions of FASB Statement No. 123, compensation expenses for options granted after 1994 would have reduced the Company's net earnings and earnings per share to the pro forma amounts shown below:

 (In thousands,
except per share data)              1998        1997        1996
------------------------------------------------------------------
Net earnings:
   As reported                    $  6,358    $  8,291    $  6,525
   Pro forma                      $  5,318    $  7,653    $  6,217
Earnings per common share:
   As reported - basic            $    .85    $   1.12    $    .91
   As reported - diluted          $    .68    $    .97    $    .88
   Pro forma - basic              $    .71    $   1.03    $    .86
   Pro forma - diluted            $    .57    $    .90    $    .83

The fair value of each option granted in 1998, 1997, and 1996, was estimated using the Black-Scholes option pricing model with the following assumptions:

                                         1998     1997     1996
----------------------------------------------------------------
Risk-free interest rate                   5.6%     6.9%     6.6%
Dividends                               $  --    $  --    $  --
Expected term in years                    6.9      9.1      9.2
Annual standard deviation (volatility)     33%      26%      25%

The weighted average fair value of options granted in 1998, 1997, and 1996 was $6.00, $9.35 and $6.32, respectively.

A summary of the status of options granted under all employee plans, including the options granted to the Company's Chief Executive Officer in 1992, is presented below.

                               NUMBER OF     WEIGHTED
                                SHARES        AVERAGE
                                SUBJECT      EXERCISE
                              TO OPTIONS     PRICE ($)
--------------------------------------------------------
Outstanding Dec. 29, 1995       1,011,825        8.33
Granted in 1996                   212,500       12.48
Exercised in 1996               (181,081)        8.58
Forfeited in 1996                (41,287)        8.04
--------------------------------------------------------
Outstanding Jan. 3, 1997        1,001,957        9.15
Granted in 1997                   254,150       17.83
Exercised in 1997               (156,279)        8.92
Forfeited in 1997                (54,888)       12.45
--------------------------------------------------------
Outstanding Dec. 31, 1997       1,044,940       11.12
Granted in 1998                   528,800       17.83
Exercised in 1998                (46,480)        8.71
Forfeited in 1998                (24,707)       19.39
--------------------------------------------------------
Outstanding Dec. 31, 1998       1,502,553       13.42

The number of shares subject to options exercisable at the end of 1998, 1997, and 1996 were 619,158, 504,215, and 488,087, respectively.

The following tables summarize information about options outstanding at December 31, 1998:

OPTIONS OUTSTANDING

                                    WEIGHTED-
                                     AVERAGE         WEIGHTED-
   RANGE OF                         REMAINING         AVERAGE
   EXERCISE         NUMBER         CONTRACTUAL       EXERCISE
  PRICES ($)     OUTSTANDING          LIFE           PRICE ($)
------------------------------------------------------------------
  6.625-9.500      538,625         4.37 years           7.89
10.500-13.000      226,778         6.64 years          12.15
15.125-17.875      411,300         8.86 years          17.41
18.063-24.625      325,850         9.19 years          18.41

OPTIONS EXERCISABLE

   RANGE OF                     WEIGHTED-AVERAGE
   EXERCISE         NUMBER       EXERCISE PRICE
  PRICES ($)     EXERCISABLE           ($)
--------------------------------------------------
  6.625-9.500      456,500             7.78
10.500-13.000      107,668            11.91
15.125-17.875       44,290            17.43
18.063-24.625       10,700            20.44

On June 16, 1992, the Company's new Chief Executive Officer was granted options to acquire 200,000 shares of the Company's common stock, along with 50,000 stock appreciation rights (SARs) which must be exercised in tandem with the exercise of the options at the rate of one SAR for each four options exercised. The options and SARs have a term of ten years, are exercisable at $7.75 per share or right, the fair market value at date of grant, and became exercisable over a five year period at the rate of 20% per year. Data related to the CEO options are included in the tables above. The Company recorded compensation income of $525 in 1998 and expense of $53 and $452 in 1997 and 1996, respectively, in connection with the change in the value of the SARs.

On April 25, 1997, the Board of Directors adopted the 1997 Officers Stock Option Plan ("1997 Plan") and granted an option for 200,000 shares of common stock, exercisable at $17.50 per share, to the Company's Chief Executive Officer under the 1997 Plan. This 1997 Plan was approved by the shareholders at the Annual Shareholders Meeting in April, 1998. Two years from the date of grant, 40,000 shares become exercisable and 40,000 additional shares become exercisable annually thereafter. The excess of the common stock market value of $18.06 over the exercise price of $17.50 per share, multiplied by 200,000 shares will become a charge against the Company's earnings over the vesting period ending in April 2003. The shares relating to this option are included in the shares granted in 1998.

Beginning on July 1, 1995, the Company has granted stock options to certain directors of the Company on the first day of each calendar quarter under the 1995 Directors Stock Option Plan. Under this plan, a director may elect to receive options in lieu of his annual cash retainer and meeting fees. The option exercise price is 30% of the fair market value of a share on the date of grant, and the cash fees foregone by the director are equivalent to 70% of the fair market value. Options become exercisable six months after date of grant and expire ten years from date of grant. Options outstanding at December 31, 1998 totaled 82,963 shares, of which 52,606 were exercisable on that date, and 50,554 shares were available for future grants of options under the plan.

On April 24, 1998, the Board of Directors adopted a Director Stock Option Award Plan under the 1995 Director Plan. Under this program, each director will receive a grant of stock options ("Discretionary Options") on the date of the annual meeting of shareholders based upon a formula which uses the average compensation earned by all directors during the prior year and a multiplier related to the Company's EVA(R) performance for that year. Using this formula, a ten-year Discretionary Option for 1,500 shares exercisable at $18.0625 per share was granted to each non-employee director on April 24, 1998.

Prior to 1998, eligible directors with five or more years of continuous service were entitled to a benefit of $10,000 a year payable over ten years upon termination of their services as prescribed in the retirement plan. On April 24, 1998, the Board of Director's approved a plan to replace this retirement plan with a one-time grant of stock options. The grant was determined by replacing the present value of each individual retirement plan with the present fair value of a grant of options determined by utilizing the Black-Scholes option pricing model. Under this plan, a total of 27,400 options were granted at $18.0625 per share.

As part of the compensation for services in connection with the Portescap acquisition, API's financial advisor was issued a warrant for the purchase of 50,000 shares of the Company's common stock. The warrant is exercisable at $12.95 per share and expires on July 8, 2002. The value of the warrant, calculated to be $524 under the Black-Scholes formula, has been included in the Portescap acquisition costs and added to the Company's paid-in capital in 1997.

K. Income Taxes
Earnings before provision for income taxes consisted of:

 (In thousands)                       1998              1997              1996
--------------------------------------------------------------------------------
U.S.                                  $ 3,879           $ 6,945           $9,603
Foreign                                 6,807             5,241              391
--------------------------------------------------------------------------------
                                      $10,686           $12,186           $9,994

The provision for income taxes consisted of the following:

(In thousands)                                1998         1997         1996
--------------------------------------------------------------------------------
Current tax provision:
  U.S. Federal                                $   748      $ 1,757      $ 3,432
  State                                           502          481          527
  Foreign                                         715          409            2
--------------------------------------------------------------------------------
Total current tax provision                   $ 1,965      $ 2,647      $ 3,961
--------------------------------------------------------------------------------

Deferred tax provision (benefit):
  U.S. Federal                                    173            5         (421)
  State                                            (3)        (219)         (71)
  Foreign                                       2,193        1,462           --
--------------------------------------------------------------------------------
Total deferred tax provision
(benefit)                                       2,363        1,248         (492)

--------------------------------------------------------------------------------
Total provision for income taxes              $ 4,328      $ 3,895      $ 3,469
--------------------------------------------------------------------------------

The provision for foreign deferred income taxes for 1998 includes tax expense of $589 due to the reduction of the Swiss net deferred tax asset at December 31, 1998 as a result of securing a partial Swiss tax holiday commencing in 1999.

The provision for income taxes does not include the tax benefits of $122, $440, and $346 for 1998, 1997, and 1996, respectively, associated with the exercise of stock options which have been credited to paid-in-capital.

The provision for income tax differs from the federal statutory rate of 34% due to the following:

                                                    1998      1997      1996
--------------------------------------------------------------------------------
Statutory rate                                        34.0%     34.0%     34.0%
State income taxes,
  less federal effect                                  3.0       1.4       2.9
Unremitted earnings and tax rate
  differences of foreign subsidiaries                 (0.5)      0.7      (1.3)
Effect of Swiss tax holiday on net
  deferred tax asset                                   5.5        --        --
Adjustment of prior years' taxes                      (1.8)     (1.8)       --
Other                                                  0.3      (2.3)     (0.9)
--------------------------------------------------------------------------------
Effective tax rate                                    40.5%     32.0%     34.7%

Deferred tax assets (liabilities) at December 31, 1998 and December 31, 1997 consisted of the following:

(In thousands)                                          1998            1997
--------------------------------------------------------------------------------
Retirement and death benefits                           $   452         $   571
Deferred compensation                                       338             495
Inventories                                               1,283           2,200
Accrued vacation pay                                        606             584
Various reserves                                            456             826
Accrued pension costs                                       720             602
Net operating loss carryforwards                            400             870
Tax credits                                                 218             100
Other                                                        59             263
--------------------------------------------------------------------------------
Total deferred tax assets                                 4,532           6,511
--------------------------------------------------------------------------------
Property, plant & equipment                              (2,772)         (2,545)
Prepaid pension costs                                      (572)           (737)
Goodwill                                                   (415)           (347)
Other                                                      (212)           (173)
--------------------------------------------------------------------------------
Total deferred tax liabilities                           (3,971)         (3,802)
--------------------------------------------------------------------------------
Net deferred tax assets                                 $   561         $ 2,709

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $12,553 at December 31, 1998. If earnings of such foreign subsidiaries were not reinvested, a deferred tax liability, before applicable foreign tax credits, of approximately $4,268 would have been required. In addition, foreign withholding taxes would be imposed on actual distributions.

L. Business Segment Data

The Company operates in two business segments: Motion Technologies and Heat Transfer. The Company's reportable segments are strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences of their operations.

Operations of the Motion Technologies segment is focused on the precision motion control market with product lines that include servo and stepper motors, micromotors, drives, clutches, brakes, magnetic components, feedback devices and gear boxes.

The Heat Transfer segment includes the production and sale of shell & tube, plate & frame and air-cooled aluminum heat exchangers, packaged chillers and refrigeration condensers.

Total net sales by segment consist entirely of sales to unaffiliated customers. Operating profit is net sales less operating expenses. Operating profit does not include the following items: general corporate income and expense, investment income, interest expense, other income and expense, or income taxes. Identifiable assets by segment consist of those assets that are, or will be, used in the segmental operations. Corporate assets consists principally of cash and cash equivalents, insurance-related assets and other assets.

Information by industry segment is as follows:

(In thousands)                                1998         1997         1996
--------------------------------------------------------------------------------
Net Sales
Motion                                      $ 121,531    $  91,063    $  53,247
Heat Transfer                                  95,084       93,007       63,536
--------------------------------------------------------------------------------
Consolidated                                $ 216,615    $ 184,070    $ 116,783
--------------------------------------------------------------------------------
Operating Profit
Motion                                      $   9,526    $  10,870    $   6,208
Heat Transfer                                   9,065        8,253        8,230
--------------------------------------------------------------------------------
Combined                                       18,591       19,123       14,438
General Corporate expense, net                 (4,549)      (4,184)      (3,476)
Interest and debt expense,
  net of investment income                     (3,356)      (2,753)        (968)
--------------------------------------------------------------------------------
Earnings Before Income Taxes                $  10,686    $  12,186    $   9,994
--------------------------------------------------------------------------------
Identifiable Assets
Motion                                      $  97,970    $  93,555    $  28,762
Heat Transfer                                  57,690       56,916       42,357
General Corporate                              13,605       12,199       10,893
--------------------------------------------------------------------------------
Total Identifiable Assets                   $ 169,265    $ 162,670    $  82,012
--------------------------------------------------------------------------------
Depreciation and Amortization
Motion                                      $   5,670    $   3,991    $   2,239
Heat Transfer                                   3,572        3,318        1,442
General Corporate                                 169          125          104
--------------------------------------------------------------------------------
Total Depreciation and Amortization         $   9,411    $   7,434    $   3,785
--------------------------------------------------------------------------------
Capital Expenditures
Motion                                      $   5,182    $   3,917    $   2,344
Heat Transfer                                   3,838        4,517        5,898
General Corporate                                 265          303           77
--------------------------------------------------------------------------------
Total Capital Expenditures                  $   9,285    $   8,737    $   8,319
--------------------------------------------------------------------------------

The Company has adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement revised the manner in which an enterprise must report information concerning its' operating segments. Adoption of this statement by the Company did not require significant changes in the way segments were disclosed.

During 1998, the Electronic Components segment was integrated into the Motion business segment. This action allowed the Motion segment to fully utilize process technologies of the Electronic Components segment. Prior year business segment data has been adjusted to reflect this change.

Geographic operating data is as follows:

(In thousands)                                    1998        1997       1996
--------------------------------------------------------------------------------
Net Sales from Unaffiliated Customers
   North America                                $140,381    $130,541    $114,419
   Europe                                         67,574      47,978          --
   Other                                           8,660       5,551       2,364
--------------------------------------------------------------------------------
   Total Net Sales from Unaffiliated
   Customers                                    $216,615    $184,070    $116,783
--------------------------------------------------------------------------------
Export Sales
   North America                                $  7,711    $  9,462    $  5,131
   Europe                                         47,541      33,340       7,772
   Other                                          11,613       9,814       5,784
--------------------------------------------------------------------------------
   Total Export Sales                           $ 66,865    $ 52,616    $ 18,687
--------------------------------------------------------------------------------
Operating Profit
   North America                                $  3,879    $  6,945    $  9,603
   Europe                                          6,202       4,595          --
   Other                                             605         646         391
--------------------------------------------------------------------------------
   Total Operating Profit                       $ 10,686    $ 12,186    $  9,994
--------------------------------------------------------------------------------
Identifiable Assets
   North America                                $ 87,087    $ 87,155    $ 80,614
   Europe                                         75,550      70,152          --
   Other                                           6,628       5,363       1,398
--------------------------------------------------------------------------------
   Total Identifiable Assets                    $169,265    $162,670    $ 82,012
--------------------------------------------------------------------------------

Export sales from North America are primarily to Europe and to other countries within North America. Export sales from Europe are principally to countries within their geographic segment.

The Company's international operations may be affected by exchange controls, currency fluctuations and laws or policies of particular countries, as well as the laws or policies of the United States affecting foreign trade and investment. The Company does not consider that its international businesses are exposed to significant political or economic risks which are disproportionate to ordinary risks of doing business, whether domestic or international.

M. Comprehensive Income

In 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Under this statement, the term "comprehensive income" is used to describe the total net earnings plus other comprehensive income. For the Company, Other comprehensive income includes currency translation adjustments on foreign subsidiaries, minimum pension liability not yet recognized as net periodic pension cost, and unrealized gains or losses on available-for-sale securities.

The adoption of SFAS 130 had no impact on the Company's results of operations or its financial position. The financial statements presented for the periods prior to 1998 were required to be reclassified to reflect application of the provisions of SFAS 130.

N. Selected Quarterly Financial Data (Unaudited)

(In thousands,                                                           Fiscal
except per share data)            First    Second    Third    Fourth      Year
--------------------------------------------------------------------------------
1998
Net Sales                       $55,013   $53,659   $54,995   $52,948   $216,615
Gross profit                     16,486    16,060    16,453    17,302     66,301
Net earnings                      1,559     1,024     1,886     1,889      6,358
Earnings per common
share:
   Basic                           0.21      0.14      0.25      0.25       0.85
   Diluted                         0.17      0.11      0.20      0.20       0.68

1997
Net Sales                       $35,843   $39,572   $55,014   $53,641   $184,070
Gross profit                     11,325    12,221    16,422    16,895     56,863
Net earnings                      1,885     1,970     2,258     2,178      8,291
Earnings per common
share:
   Basic                           0.26      0.27      0.30      0.29       1.12
   Diluted                         0.25      0.25      0.24      0.23       0.97

O. Earnings per Share

The following earnings per share amounts reflect the 1997 adoption of Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 established new standards for computing and presenting earnings per share and required the 1996 earnings per share data to be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

(In thousands, except per share data)                  1998     1997     1996
--------------------------------------------------------------------------------
Net earnings                                           $6,358   $8,291   $6,525

Weighted average common shares outstanding (basic)      7,464    7,381    7,190
Incremental shares from assumed conversions:
   Stock options and warrants                             375      395      262
   Series B convertible preferred stock                 1,539      761       --
--------------------------------------------------------------------------------
Weighted average common shares outstanding (diluted)    9,378    8,537    7,452

Earnings per share:
   Basic                                               $  .85   $ 1.12   $   91
   Diluted                                             $  .68   $  .97   $  .88

P. Subsequent Events

On February 1, 1999, API Elmo AB, a newly formed wholly-owned subsidiary of the Company organized under the laws of Sweden, purchased the on-going business and related assets of ELMO Industrier AB, a Swedish limited liability corporation with facilities located in Flen, Sweden. The seller is a subsidiary of Vatterledens Invest AB, a privately-owned Swedish limited liability corporation. The seller is not affiliated with the Company or any of its' affiliates.

The assets acquired include real property, inventory, machinery & equipment, accounts receivable, intercompany receivables, patents, trademarks, the trade name "ELMO", and customer and supplier contracts. The Company assumed the seller's bank debt and certain business related payables. The purchase price consisted of a net cash payment of Swedish kronor (SEK) 169,910 plus the assumption of SEK 44,200 of bank debt (aggregate of approximately $27.5 million U.S.) based on the January 31, 1999 unaudited balance sheet. The Company funded the cash portion of this transaction with funds borrowed under its existing Credit Agreement with Marine Midland Bank and Fleet National Bank. The acquisition will be accounted for as a purchase in 1999 in accordance with APB No. 16 Business Combinations.

FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in, or contemplated, by the statements. These assumptions, risks and uncertainties include, but are not limited to, the success of the actions taken to improve profitability, the cost savings initiatives not being realized, market acceptance of new products, and the Company's effectiveness at gaining market share, as well as general economic conditions in North America, Western Europe and Asia. The Company disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There were no changes in accountants or disagreements with PricewaterhouseCoopers LLP on accounting or financial disclosure.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      a)    Transactions with Management and Others

            None.

      b)    Certain Business Relationships

            None.

      c)    Indebtedness of Management

            None.

      d)    Transactions with Promoters

            None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page in
      a)    1. Financial Statements                                    Form 10-K
               --------------------                                    ---------

               Report of Independent Accountants                          19
               Consolidated Balance Sheet                                 20-21
               Consolidated Statement of Earnings and Comprehensive
               Income                                                     22
               Consolidated Statement of Shareholders' Equity             23
               Consolidated Statement of Cash Flows                       24
               Notes to Consolidated Financial Statements                 25-41

            2. Financial Statement Schedule

               Report of Independent Accountants for each of the three
               years in the period ended December 31, 1998                47

               II. Valuation and Qualifying Accounts                      48

               All other schedules and statements have been omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      b)    Reports on Form 8-K

            During the three months ended December 31, 1998, the Company did not file any reports on Form 8-K.

      c)    Exhibits

            Exhibit No.

3(i)-A Restated Certificate of Incorporation dated October 29, 1986 and filed with the Secretary of State of Delaware on November 6, 1986 (incorporated by reference to Exhibit 4(a) in the Registration Statement on Form S-8, No. 33-31315, filed September 28, 1989).

3(i)-B Certificate of Amendment to the Restated Certificate of Incorporation dated April 26, 1991 (incorporated by reference to Exhibit A in the definitive Proxy Statement dated March 22, 1991).

3(i)-C Certificate of Designation, Preferences and Rights of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock filed in Delaware on July 2, 1997 (incorporated by reference to Exhibit 3(i)C in Form 10-K for the fiscal year ended December 31, 1997).

3(i)-D Certificate of Amendment to the Certificate of Incorporation of American Precision Industries Inc. filed in Delaware on November 14, 1997 (incorporated by reference to Exhibit 3(i)D in Form 10-K for the fiscal year ended December 31, 1997).

3(ii) Restated By-Laws, as amended on June 16, 1992 (incorporated by reference to Exhibits B(i)-(ii) in Form 10-Q for fiscal quarter ended October 1, 1993).

4-A Rights Agreement between American Precision Industries Inc. and American Securities Transfer & Trust, Inc. dated July 24, 1988 (incorporated by reference to Exhibit 4 in Form 8-A dated July 24,
            1998).

4-B Amended and Restated Rights Agreement dated January 29, 1999, by and between American Precision Industries Inc. and American Securities Transfer & Trust, Inc., as Rights Agent (incorporated by reference to Exhibit 4(A) in Form 8-K dated February 5, 1999).

4-C Warrant Agreement issued to Patricof & Co. Capital Corp. dated July 8, 1997 (incorporated by reference to Exhibit 99 in Form 10-Q for the fiscal quarter ended July 4, 1997).

4-D Warrant Agreement Certificates No. 1 and No. 2 dated January 1, 1998 issued to Decision Processes International (Connecticut, Ltd.) on July 1, 1998 and December 31, 1998, respectively. *

10-A Credit Agreement between American Precision Industries Inc. and Marine Midland Bank and Fleet National Bank dated August 31, 1998 (incorporated by reference to Exhibit 4(A) in Form 8-K dated September 8, 1998).

10-B First Amendment to Credit Agreement dated as of January 29, 1999, by and among American Precision Industries Inc., Marine Midland Bank and Fleet National Bank (incorporated by reference to Exhibit 4(B) in Form 8-K dated February 5, 1999).

10-C Form of Agreement relating to the Directors Supplemental Death Benefit and Fee Continuation Plan, as amended March 11, 1991 (incorporated by reference to Exhibit 10A in Form 10-K for fiscal year ended December 28, 1990). #

10-D(i) Form of Agreement relating to the Executive Supplemental Death Benefit and Retirement Plan, as amended on March 11, 1991 (incorporated by reference to Exhibit 10B in Form 10-K for fiscal year ended December 28, 1990). #

10-D(ii) Form of Life Insurance Split-Dollar Agreement between American Precision Industries Inc. and James W. Bingel, Bruce McH. Kirchner, James R. Schwinger, and Richard S. Warzala. #*

10-E Form of Indemnification Agreement with directors dated February 25, 1991 (incorporated by reference to Exhibit 10C in Form 10-K for fiscal year ended December 28, 1990).

10-F Form of Indemnification Agreement with officers dated February 25, 1991 (incorporated by reference to Exhibit 10D in Form 10-K for fiscal year ended December 28, 1990).

10-G 1989 Stock Option Plan (incorporated by reference to Exhibit A in definitive Proxy Statement dated March 15, 1989. #

10-H Amendment to 1989 Stock Option Plan (incorporated by reference to Exhibit C(B) in the definitive Proxy Statement dated March 24,
            1995). #

10-I 1993 Employees Stock Option Plan (incorporated by reference to Exhibit A in the definitive Proxy Statement dated March 22, 1993). #

10-J Amendment to 1993 Employees Stock Option Plan (incorporated by reference to Exhibit C(A) in the definitive Proxy Statement dated March 24, 1995). #

10-K 1995 Directors Stock Option Plan (incorporated by reference to Exhibit B in the definitive Proxy Statement dated March 24, 1995). #

10-L 1995 Employees Stock Option Plan (incorporated by reference to Exhibit A in the definitive Proxy Statement dated March 24, 1995). #

10-M 1997 Officers Stock Option Plan (incorporated by reference to Annex B in the definitive Proxy Statement dated March 25, 1998). #

10-N 1998 Employees Stock Option Plan (incorporated by reference to Annex A in the definitive Proxy Statement dated March 25, 1998). #

10-O 1995 Directors Stock Option Plan, as amended and restated (incorporated by reference to Annex C in the definitive Proxy Statement dated March 25, 1998). #

10-P Amendment to the American Precision Industries Inc. 1998 Employees Stock Option Plan (incorporated by reference to Exhibit 10A in Form 10-Q for fiscal quarter ended June 30, 1998). #

10-Q Amendment to the American Precision Industries Inc. 1995 Employees Stock Option Plan (incorporated by reference to Exhibit 10B in Form 10-Q for fiscal quarter ended June 30, 1998). #

10-R Amendment No. 1 to the American Precision Industries Inc. 1997 Officers Stock Option Plan (incorporated by reference to Exhibit 10A in Form 10-Q for the fiscal quarter ended September 30, 1998). #

10-S Amendment No. 1 to the American Precision Industries Inc. 1995 Directors Stock Option Plan (incorporated by reference to Exhibit 10B in Form 10-Q for the fiscal quarter ended September 30, 1998). #

10-T Amendment No. 2 to the American Precision Industries Inc. 1998 Employees Stock Option Plan (incorporated by reference to Exhibit 10C in Form 10-Q for the fiscal quarter ended September 30, 1998). #

10-U Amendment No. 2 to the American Precision Industries Inc. 1995 Employees Stock Option Plan (incorporated by reference to Exhibit 10D in Form 10-Q for the fiscal quarter ended September 30, 1998). #

10-V Amendment No. 2 to the American Precision Industries Inc. 1993 Employees Stock Option Plan (incorporated by reference to Exhibit 10E in Form 10-Q for the fiscal quarter ended September 30, 1998). #

10-W Amendment No. 2 to the American Precision Industries Inc. 1989 Employees Stock Option Plan (incorporated by reference to Exhibit 10F in Form 10-Q for the fiscal quarter ended September 30, 1998). #

10-X Stock Option and Tandem Stock Appreciation Rights Agreement dated June 16, 1992 between Kurt Wiedenhaupt and American Precision Industries Inc. (incorporated by reference to Exhibit 10(ii) in Form 10-Q for fiscal quarter ended July 3, 1992). #

10-Y Form of Change in Control Agreement between American Precision Industries Inc. and James W. Bingel, Bruce McH. Kirchner, Craig J. VanTine, Richard S. Warzala and Bradley Holcomb (incorporated by reference to Exhibit 10 (i) in Form 10-Q for the fiscal quarter ended September 27, 1996). #

10-Z Change in Control Agreement between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996 (incorporated by reference to Exhibit 10(ii) in Form 10-Q for the fiscal quarter ended September 27, 1996). #

10-AA First Amendment to American Precision Industries Inc. Grant of Restricted Stock and Bonus to Kurt Wiedenhaupt dated July 1, 1996 (incorporated by reference to Exhibit 10(iv) in Form 10-Q for the fiscal quarter ended September 27, 1996). #

10-BB Executive Supplemental Retirement Plan (as restated) between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996 (incorporated by reference to Exhibit 10(v) in Form 10-Q for the fiscal quarter ended September 27, 1996). #

10-CC Life Insurance Split-Dollar Agreement (as restated) between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996 (incorporated by reference to Exhibit 10(vii) in Form 10-Q for the fiscal quarter ended September 27, 1996). #

10-DD Executive Employment Agreement effective as of July 1, 1997 between Kurt Wiedenhaupt and American Precision Industries Inc. (incorporated by reference to Exhibit 10(ii) in Form 10-Q for the fiscal quarter ended October 3, 1997). #

10-EE Amended and Restated Stock Purchase Agreement by and among InterScan Holding Ltd., Portescap and API Portescap Inc. and American Precision Industries Inc. dated July 3, 1997 (incorporated by reference to Appendix A to definitive Proxy Statement dated October 9, 1997).

10-FF Asset Purchase Agreement by and among Vatterledens Invest AB and ELMO Industrier AB and American Precision Industries Inc. and API Elmo AB, dated January 28, 1999 (incorporated by reference to
            Exhibit 2 in Form 8-K dated February 5, 1999).

21          Subsidiaries of the Registrant*

23          Consents of independent accountants*

27          Financial Data Schedule*

----------

* Documents filed herewith.

# Management contract or compensatory plan or arrangement.

Report of Independent Accountants
To the Board of Directors and Shareholders of American Precision Industries Inc.

Our report on the consolidated financial statements of American Precision Industries Inc. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, is included on page 19 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 48 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Buffalo, New York
February 10, 1999

                       AMERICAN PRECISION INDUSTRIES INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)                                Amounts                        Reserve at
                                    Balance at        charged        Deductions       Date of        Balance at
                                   beginning of    (credited) to        from          Business         end of
            Description                year           expense         reserves      Acquisitions        year
-------------------------------    ------------    -------------     ----------     ------------     ----------
Year ended December 31, 1998 :

Allowance for inventory reserves      $6,910         $(1,454)         $(1,549)         $   --         $3,907

Year ended December 31, 1997 :

Allowance for inventory reserves      $2,330         $ 1,005          $(2,043)         $5,618         $6,910

Year ended January 3, 1997 :

Allowance for inventory reserves      $  876         $   334          $(1,604)         $2,724         $2,330

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMERICAN PRECISION INDUSTRIES INC.

March 25, 1999                      By:       /s/ Kurt Wiedenhaupt
                                              ----------------------------------
                                                      Kurt Wiedenhaupt
                                                         President and Director

March 25, 1999                      By:       /s/ Bruce McH. Kirchner
                                              ----------------------------------
                                                      Bruce McH. Kirchner
                                                         Chief Financial Officer

March 25, 1999                      By:       /s/ Mark E. Wood
                                              ----------------------------------
                                                      Mark E. Wood
                                                         Corporate Controller

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kurt Wiedenhaupt                                            March 25, 1999
----------------------------------------------------------    ------------------
Kurt Wiedenhaupt                President, CEO and
                                    Chairman of the Board

/s/ John M. Albertine                                           March 25, 1999
----------------------------------------------------------    ------------------
John M. Albertine               Director

/s/ Holger Hjelm                                                March 25, 1999
----------------------------------------------------------    ------------------
Holger Hjelm                    Director

/s/ Bernard J. Kennedy                                          March 25, 1999
----------------------------------------------------------    ------------------
Bernard J. Kennedy              Director

/s/ Douglas J. MacMaster, Jr.                                   March 25, 1999
----------------------------------------------------------    ------------------
Douglas J. MacMaster, Jr.       Director

/s/ Klaus Oertel                                                March 25, 1999
----------------------------------------------------------    ------------------
Klaus K. Oertel                 Director

/s/ Victor A. Rice                                              March 25, 1999
----------------------------------------------------------    ------------------
Victor A. Rice                  Director

/s/ Jerre Stead                                                 March 25, 1999
----------------------------------------------------------    ------------------
Jerre L. Stead                  Director

                                  EXHIBIT INDEX


4-D Warrant Agreement Certificates No. 1 and No. 2 dated January 1, 1998 issued to Decision Processes International (Connecticut, Ltd.) on July 1, 1998 and December 31, 1998, respectively.

10-D(ii) Form of Life Insurance Split-Dollar Agreement between American Precision Industries Inc. and James W. Bingel, Bruce McH. Kirchner, James R. Schwinger, and Richard S. Warzala

21          List of Subsidiaries

23          Consent of Independent Accountants

27          Financial Data Schedule