Form 10-Q
period 1999-03-31
AMERICAN PRECISION INDUSTRIES INC
filed 1999-05-17
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1999
                                        --------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

                  Number of shares of common stock outstanding
                            on May 7, 1999 7,399,562

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.       FINANCIAL STATEMENTS
              --------------------

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
-----------------------------------------------------------
        (Unaudited)

                                                        FIRST QUARTER ENDED
                                                     ---------------------------
                                                      MARCH 31,        MARCH 31,
(In thousands, except per share data)                   1999             1998
                                                      --------         --------

NET SALES                                             $ 58,753         $ 55,013

COSTS AND EXPENSES
     Cost of products sold                              41,921           38,527
     Selling and administrative                         11,655           12,029
     Research and product development                    1,368            1,268
     Interest and debt expense, net of
          investment income                                865              839
                                                      --------         --------
                                                        55,809           52,663
                                                      --------         --------

EARNINGS BEFORE INCOME TAXES                             2,944            2,350

INCOME TAXES                                             1,060              791
                                                      --------         --------

NET EARNINGS                                          $  1,884         $  1,559
                                                      --------         --------



Other Comprehensive Income (Loss), net of tax:
     Foreign Currency Translation Adjustment            (1,565)          (1,564)
     Minimum Pension Liability Adjustment                   15             --
                                                      --------         --------
Total Other Comprehensive Income (Loss)                 (1,550)          (1,564)
                                                      --------         --------

Comprehensive Income (Loss)                           $    334         $     (5)
                                                      ========         ========

EARNINGS PER COMMON SHARE:
     BASIC                                            $   0.19*        $   0.21
     DILUTED                                          $   0.19*        $   0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     BASIC                                               7,481            7,443
     DILUTED                                             7,593*           9,385

* Refer to Footnote D and Exhibit 11

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
       (Unaudited)

                                                          MARCH 31,         DECEMBER 31,
(In thousands, except share and per share data)             1999                1998
                                                        ------------        ------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                          $      5,698        $      3,856
     Accounts receivable less allowance
          for doubtful accounts of $988 and $971              40,037              33,309
     Inventories  - net                                       47,176              43,715
     Prepaid expenses                                          2,329               4,081
     Deferred income taxes                                     2,658               2,672
                                                        ------------        ------------
          TOTAL CURRENT ASSETS                                97,898              87,633

OTHER ASSETS
     Cost in excess of net assets acquired - net              27,638              20,129
     Prepaid pension cost                                      1,714               1,747
     Net cash value of life insurance                          3,755               3,752
     Other                                                     2,752               2,344
                                                        ------------        ------------
                                                              35,859              27,972
PROPERTY, PLANT AND EQUIPMENT
     Gross                                                   100,409              85,356
     Less accumulated depreciation                            34,108              31,696
                                                        ------------        ------------
          NET PROPERTY, PLANT AND EQUIPMENT                   66,301              53,660
                                                        ------------        ------------

          TOTAL ASSETS                                  $    200,058        $    169,265
                                                        ============        ============

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
                   (Unaudited)

                                                                 MARCH 31,          DECEMBER 31,
(In thousands, except share and per share data)                    1999                 1998
                                                               ------------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term obligations                                    $     13,944         $     14,158
     Accounts payable                                                15,488               14,784
     Accrued compensation and payroll taxes                           7,206                6,838
     Other liabilities and accrued expenses                          10,612                7,071
     Dividends payable                                                  458                 --
     Current portion of long-term obligations                         1,387                1,387
                                                               ------------         ------------
          TOTAL CURRENT LIABILITIES                                  49,095               44,238

DEFERRED INCOME TAXES                                                 2,038                2,111
OTHER NONCURRENT LIABILITIES                                          3,968                3,964
LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                          60,830               34,484

SHAREHOLDERS' EQUITY
     Series B seven percent (7%) cumulative convertible
       preferred stock, par value $1.00 a share,
       1,236,337 shares issued and outstanding                       26,156               26,156
     Common stock, par value $.66 2/3 a share:
       Authorized - 30,000,000 shares
       Issued - 7,855,896 and 7,853,635 shares                        5,235                5,234
     Additional paid-in capital                                      13,726               13,707
     Retained earnings                                               43,357               41,930
     Accumulated other comprehensive income (loss)                   (1,271)                 279
                                                               ------------         ------------
                                                                     87,203               87,306
     Less cost of treasury shares, 400,162 and 374,262                3,076                2,838
                                                               ------------         ------------
          TOTAL SHAREHOLDERS' EQUITY                                 84,127               84,468
                                                               ------------         ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $    200,058         $    169,265
                                                               ============         ============

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
           (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                              ---------------------------------
                                                                                MARCH 31,            MARCH 31,
(Dollars in thousands)                                                            1999                 1998
                                                                              ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                  $      1,884         $      1,559
Adjustments to reconcile net income to cash and
cash equivalents provided by operating activities:
     Depreciation and amortization                                                   2,833                2,151
     Stock compensation programs                                                      (331)                 (63)
     Change in various allowance accounts                                               23                 (425)
     Other                                                                              86                   47
(Increase) Decrease in:
     Accounts receivable                                                            (4,521)              (2,950)
     Inventories                                                                     1,013                 (732)
     Prepaid expenses                                                                1,023                  976
     Deferred income tax assets                                                          -                  213
     Other assets, net                                                                (432)                (150)
Increase (Decrease) in:
     Accounts payable & accrued expenses                                               306                 (265)
     Deferred income tax liabilities                                                   (34)                   -
     Other noncurrent liabilities                                                      367                 (280)
                                                                              ------------         ------------
          Net Cash Provided by Operating Activities                                  2,217                   81
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in acquisitions, net of cash and cash equivalents acquired             (21,165)                  (9)
Purchases of investments and marketable securities                                       -                  (12)
Additions to property, plant and equipment                                          (2,190)              (2,508)
Proceeds from sale of fixed assets                                                      34                    -
                                                                              ------------         ------------
          Net Cash Used by Investing Activities                                    (23,321)              (2,529)
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                                               16                   63
Payment of long-term obligations, including current maturities                      (1,178)                (333)
Purchase of stock for treasury                                                        (238)                   -
Increase in long-term obligations                                                   24,206                1,857
Increase in short-term borrowings                                                      134                1,792
                                                                              ------------         ------------
          Net Cash Provided by Financing Activities                                 22,940                3,379
                                                                              ------------         ------------

Effect of Exchange Rate Changes                                                          6                 (355)

Net Increase in Cash and Cash Equivalents                                            1,842                  576
Cash and Cash Equivalents at Beginning of Year                                       3,856                2,313
                                                                              ------------         ------------
Cash and Cash Equivalents at End of Period                                    $      5,698         $      2,889
                                                                              ============         ============

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       First Quarter Ended March 31, 1999
                   ------------------------------------------


Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of March 31, 1999, and the Consolidated Statement of Earnings and Comprehensive Income and the Consolidated Statement of Cash Flows for the periods ended March 31, 1999 and March 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flow at March 31, 1999 and for all periods presented have been made. The Consolidated Balance Sheets include the assets, liabilities and resulting goodwill of all subsidiaries. The Consolidated Statements of Earnings and Comprehensive Income and Cash Flows for the three months ended March 31, 1999 include the results of API Elmo AB from February 1, 1999, the date of acquisition.

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders.

Note B         Inventories
------         -----------

               The major classes of inventories are as follows:

                         MARCH 31,         DECEMBER 31,
(In thousands)             1999                1998
                       ------------        ------------

Finished goods         $     10,996        $     11,751
Work in process              10,818               8,509
Raw Materials                25,362              23,455
                       ------------        ------------
                       $     47,176        $     43,715
                       ============        ============

                Had the cost of all inventories at March 31, 1999 and December 31, 1998 been determined by the FIFO method, these amounts would have been greater by $902 and $915, respectively.

Note C         Long-Term Obligations
------         ---------------------

                                               MARCH 31, 1999                       DECEMBER 31, 1998
                                   -------------------------------------- --------------------------------------
(In thousands)                        Total      Current     Long-Term       Total      Current     Long-Term
                                   ------------- ---------- ------------- -------------- ------------ ----------

Industrial Revenue Bonds              $ 10,877     $ 1,150       $ 9,727     $ 11,165     $ 1,150      $ 10,015

Revolving Credit Debt                   45,210           -        45,210       18,250           -        18,250

Supplemental Benefit Program               780         237           543          821         237           584

Portescap Debt-
    Mortgage and Other
     Long-Term Loans                     5,350           -         5,350        5,635           -         5,635
                                   ------------- ---------- ------------- -------------- ------------ ----------
                                      $ 62,217     $ 1,387      $ 60,830     $ 35,871     $ 1,387      $ 34,484
                                   ============= ========== ============= ============== ============ ==========

Note D         Earnings Per Share
------         ------------------

               All earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 established new standards for computing and presenting earnings per share and requires all prior period earnings per share data to be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net earnings (adjusted by the charge against Retained Earnings for the preferred stock dividend) by the weighted average number of shares outstanding during the period.

               Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

               The sequence in which potential common shares are considered in the computation of diluted EPS may affect the amount of dilution that they produce. To reflect maximum potential dilution, each issue or series of issues of potential common shares should be considered in sequence from the most dilutive to the least dilutive. If including the next group of potential shares in the sequence results in a higher EPS than prior to their inclusion, the potential shares are antidilutive, and they should not be included in the calculation of diluted EPS.


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

Note F         Selected Segment Data
------         ---------------------

               The Company conducts operations in two major industrial classifications: Motion Technologies and Heat Transfer. Information about the net sales and operating profit of these segments follows:

                                               FIRST QUARTER ENDED
                                      ---------------------------------
                                        MARCH 31,            MARCH 31,
(Dollars in thousands)                    1999                 1998
                                      ------------         ------------

NET SALES
     Motion                           $     36,167         $     31,157
     Heat Transfer                          22,586               23,856
                                      ------------         ------------
                                      $     58,753         $     55,013
                                      ============         ============

OPERATING PROFIT:
     Motion                           $      2,938         $      2,247
     Heat Transfer                           1,944                1,941
                                      ------------         ------------
                                             4,882                4,188

GENERAL CORPORATE EXPENSE, NET              (1,073)                (999)

INTEREST AND DEBT EXPENSE                     (865)                (839)
                                      ------------         ------------

EARNINGS BEFORE INCOME TAXES          $      2,944         $      2,350
                                      ============         ============

                The Company has adopted SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement revised the manner in which an enterprise reports information concerning its operating segments. Adoption of this statement by the Company did not require significant changes in the way segments were disclosed. In mid-1998, the Electronic Components segment was integrated into the Motion Technologies segment. This action allowed the Motion segment to fully utilize process technologies of the Electronic Components segment. Prior year business segment data has been adjusted to reflect this change.

Note G          Derivatives and Hedging Activities
------          ----------------------------------

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------

FINANCIAL REVIEW - OPERATIONS

NET SALES

American Precision Industries Inc. ("API") consolidated sales for the first quarter of 1999 were $58.8 million, a $3.7 million or 6.8% increase compared with the first quarter of 1998. The increase in sales was the result of the acquisition of Elmo Industrier AB ("Elmo"), a Swedish manufacturer of specialty electric motors, by API Motion Inc. on February 1, 1999. The increase in sales from the acquisition was partially offset by lower sales of API Heat Transfer's plate and frame and air-cooled products and of API Motion's controls, feedback, brake and clutch products. The lower sales are the result of weakening demand in the end-user markets served by API's heat transfer, brake and clutch, and feedback customers.

COST OF PRODUCTS SOLD

Cost of products sold for the first quarter of 1999 was $41.9 million, an increase of $3.4 million or 8.8% compared with $38.5 million in the first quarter of 1998. Accounting for the increase was the acquisition of Elmo offset by variable manufacturing cost decreases which resulted from lower sales, improved manufacturing efficiencies and reduced fixed manufacturing costs.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative costs in the first quarter 1999 were $11.7 million, a $.4 million or 3% decrease compared with 1998's first quarter. The decrease was the net result of savings from cost reduction programs in both API Motion and API Heat Transfer offset by the addition of the selling and administrative costs at newly acquired Elmo.

RESEARCH AND PRODUCT DEVELOPMENT

Product development spending was $1.4 million for the first quarter of 1999 compared with $1.3 million for the similar period in 1998. The $.1 million increase was the result of the addition of the product development spending at Elmo.

INTEREST AND DEBT EXPENSE, NET OF INVESTMENT INCOME

Interest and Debt Expense, net of investment income, was $865,000 in the first quarter of 1999, an increase of $26,000 or 3% compared with $839,000 for the similar period of 1998. The increase was the result of interest expense related to the acquisition of Elmo which was not fully offset by lower interest expense on existing debt. The lower interest expense on existing debt was due to lower interest rates and lower debt balances.

TAXES

The tax rate for the first quarter of 1999 was 36.0% compared to a rate of 33.7% for the similar period last year. The higher rate for 1999 reflects the expected mix of 1999 pre-tax income among higher tax countries (U.S., U.K., Germany and Japan) and lower tax countries (Switzerland and Sweden).

NET EARNINGS

Net Earnings for the first quarter of 1999 were $1,884,000, an increase of $325,000 or 20.8% compared with $1,559,000 for the similar period of 1998. Manufacturing efficiency improvements, fixed cost reductions and the acquisition of Elmo resulted in the increase in net earnings.

BUSINESS SEGMENT DISCUSSION

API Motion
----------

The Motion Group's first quarter 1999 sales and operating profit were $36.2 million and $2.9 million respectively. Compared with the same period in 1998, 1999 sales increased $5 million or 16.1% and operating profit increased by $.7 million or 30.8%.

The comparative sales increase in the Motion Group was due to the acquisition of Elmo on February 1, 1999. Excluding Elmo, sales declined by 2.5% in the first quarter of 1999 compared with the first quarter of last year. The majority of the decline was in sales of motion control products, reflecting softness in semiconductor market demand. Sales of control products did, however, reverse a declining trend with an increase in first quarter 1999 sales compared with the third and fourth quarters of calendar 1998. Sequentially, first quarter sales of control products were up 29% compared with the fourth quarter of 1998. For Motion's other product lines, lower sales from demand softness for feedback devices, brakes and clutches were not completely offset by higher sales of inductors, micromotors and U.S. servo and stepper motors.

The most significant contributor to the Motion's Group's nearly 31% increase in operating profit was U.S. servo and stepper motor operations, where cost reductions and selling price increases resulted in a small first quarter profit compared with a loss in the first quarter of 1998. The remainder of Motion's first quarter operating profit improvement resulted from the acquisition of Elmo and from fixed cost reductions.

API Heat Transfer
-----------------

The Heat Transfer Group's first quarter 1999 sales and operating profit were $22.6 million and $1.9 million respectively. First quarter 1999 sales were 5.3% lower than sales in the first quarter of 1998 reflecting soft market conditions. First quarter 1999 operating profit was equal to the first quarter of 1998, in spite of the lower volume, evidencing the benefit of actions which have been taken to improve operating performance and control costs.

A weak capital goods sector has produced weak demand for shell and tube heat exchangers, accounting for the significant majority of the lower first quarter Heat Transfer sales. Sales of shell and tube products in the quarter were 8% below the first quarter of 1998. Air-cooled product sales in the first quarter of 1999 were 4% below the comparative period in 1998, also due to current soft market conditions. Sales of plate and frame heat exchangers in the first quarter of 1999 were slightly below sales in the first quarter of 1998 due to shipment timing.

Heat Transfer's operating profit in the first quarter of 1999 was equal to that of last year's first quarter. Operating performance improvements and fixed cost reductions helped offset the adverse profit impact of the lower sales.

FINANCIAL POSITION

Comparative information on the Company's liquidity position follows (000 omitted):

                                   MARCH 31,            MARCH 31,
                                      1999                1998
                                 ------------        ------------

Net working capital              $     48,803        $     38,030
Current ratio                          2.0                 1.8
Cash and cash equivalents        $      5,698        $      2,889
Cash flow from operations        $      2,217        $         81
Capital expenditures             $      2,190        $      2,508

The Company has available short-term lines of credit which it utilizes to fund current operations.

On February 1, 1999, the Company used 189.9 million Sweden kronor ($24.2 million) of its $100 million multicurrency credit facility to acquire Elmo Industrier AB and fund its working capital needs. As part of the Elmo acquisition, API assumed bank debt of 44.2 million Swedish kronor ($5.7 million). API's bank debt at March 31, 1999 was $75.4 million. The remaining availability at March 31, 1999 under the $100 million credit agreement is $59 million.

In February 1999, API's Board of Directors approved a stock repurchase program and authorized the repurchase of up to $5 million of API common stock. At March 31, 1999, the Company had spent $238,000 to repurchase 25,900 shares.

Effective January 1, 1999, a 7% annual dividend began to accrue on the $26.2 million principal amount of the Series B Seven Percent (7%) Cumulative Convertible Preferred Stock outstanding, all of which is owned by InterScan Holdings Ltd. The accrued dividend at March 31, 1999 was $458,000, which was paid on April 1, 1999. A similar quarterly dividend will be accrued in subsequent quarters with payments occurring on July 1, October 1, January 1, and April 1 of each year.

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

U.S. Status:
------------

An inventory and assessment of IT systems at API's U.S. facilities occurred in mid-1997. Most of the non-compliant systems required software upgrades available from the software package suppliers. Such upgrades are either complete or will be so by the end of the second quarter of 1999. Written certification of compliance is being secured from the suppliers of the release upgrades. Ongoing tests are performed to assure compliance. In non-IT areas, evaluation of production, testing and office equipment and of facilities has identified no mission critical non-compliance issues. The Company continues to monitor this area.

Reviews have not identified any U.S. products which would be non-compliant. However, the Company is limited in its ability to identify and review all products that were sold in the past, particularly by its Motion Group. The Company cannot be certain that there are not older products still in use which contain embedded logic which may be non-Y2K compliant.

The Company's review of its U.S. raw material and parts requirements has indicated it is not dependent upon a sole supplier for critical materials or components. The Company has been surveying its suppliers of materials and services to assess their compliance status. To date, the results of these surveys have not identified any areas of significant concern.

European Status:
----------------

Status reviews at Schmidt-Bretten in Germany and Portescap in Switzerland and the U.K. identified critical systems requiring upgrade.

Schmidt-Bretten is in the process of replacing its operating and administrative systems. This project is on target for completion in mid-1999. Reviews of non-IT areas have identified several non-compliant items and remedies are in process. The identified items are not considered to be significant. Raw material and parts reviews have identified no significant Y2K issues. Supplier surveys, begun in the first quarter of 1999, have identified no significant concerns to date.

Portescap's Y2K review identified as non-compliant the integrated manufacturing and administrative system which supports its Swiss facilities. A program begun in the third quarter of 1998 is designed to bring this system into substantial compliance by the end of the third quarter of 1999. A major milestone was reached in early April with the successful upgrade of the system to a Y2K compliant version of the software.

Elmo, the Swedish motor company acquired on February 1, 1999, was in the process of implementing a Y2K compliance program prior to its acquisition. The program covers the areas discussed above and has identified no significant areas of non-compliance. Upgrades to its operational and administrative systems are expected to be complete in the second quarter of 1999.

At December 31, 1998, management estimated that U.S. costs incurred to date of Y2K related hardware and software upgrades to be less than $200,000 and costs for outside consultants to be less than $100,000. At that time, future costs were not expected to exceed an additional $200,000. The 1999 cost to complete the implementation of the system at Schmidt-Bretten was estimated to be under $200,000. The remaining compliance cost for Elmo was expected to be less than $100,000. Future costs specifically related to Y2K compliance at Portescap were estimated to be $500,000. At March 31, 1999, management believes the costs and estimates described above to be accurate.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

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

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations which consist of a revolving credit facility, industrial revenue bonds and various term loans. The majority of these debt obligations have variable interest rates, primarily based on the London Interbank Offered Rate (LIBOR) and an index rate based on short-term federal tax exempt obligations. At March 31, 1999 and December 31, 1998, the carrying value and fair values under these obligations were approximately $75 million and $49 million, respectively. If these variable interest rates were to change by 10%, the impact on annual consolidated interest expense would be approximately $350,000 and $225,000 for 1999 and 1998, respectively.

The Company's exposure to market risk for changes in foreign currency exchange rates arises from investment in and intercompany balances with foreign subsidiaries, receivables, payables, and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, selectively through derivative financial instruments with third parties using forward agreements. At both March 31, 1999 and December 31, 1998 one forward agreement with a settlement date of April 30, 1999 was outstanding with a fair value of approximately $300,000. A 10% change in foreign exchange rates would not have a material impact on the fair value of the forward agreement or the Company's results of operations or cash flows related to that contract.

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

               (b)      Reports on Form 8-K

                        (1) The Company filed a Form 8-K on January 4, 1999, reporting under Item 5 mergers and name changes of certain direct and indirect wholly-owned subsidiaries.

                        (2) The Company filed a Form 8-K on February 5, 1999, reporting under Item 2 the acquisition of ELMO Industrier AB on February 1, 1999 and reporting under Item 5 the amendment to its Shareholder Rights Agreement which was effective January 29, 1999 and the First Amendment to the Credit Agreement with Marine Midland Bank and Fleet National Bank effective January 29, 1999.

                                   * * * * * *

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
               --------------------------------------------------
                          LITIGATION REFORM ACT OF 1995
                          -----------------------------


         Certain statements made in this report constitute forward-looking statements based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in, or contemplated, by the statements. These assumptions, risks and uncertainties include, but are not limited to, the successful transition of the Elmo acquisition into the Company, the success of the actions taken to improve profitability, the realization of benefits from cost savings initiatives, market acceptance of new products in the Motion Technologies segment, the absence of any disruptions to the Company's business as a result of the effect of the Year 2000 on computer and information technology and conversion to the Euro, and the Company's effectiveness at gaining market share, as well as general economic conditions in North America, Western Europe and Asia. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date hereof.

                                   * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN PRECISION INDUSTRIES INC.


/s/ Bruce McH. Kirchner
---------------------------------------------------------------
Bruce McH. Kirchner
Chief Financial Officer


/s/ Mark E. Wood
---------------------------------------------------------------
Mark E. Wood
Corporate Controller



May 13, 1999

                                  EXHIBIT INDEX
                                  -------------



11         Computation of net income per share


27         Financial Data Schedule