Form 10-Q
period 1999-06-30
AMERICAN PRECISION INDUSTRIES INC
filed 1999-08-12
CIK 5657

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number 15601

                       AMERICAN PRECISION INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     16-1284388
-------------------------------                    ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)



2777 WALDEN AVENUE,  BUFFALO, NEW YORK                   14225
---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)


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

                  Number of shares of common stock outstanding
                           on August 6, 1999 7,308,002

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1.       FINANCIAL STATEMENTS
              --------------------

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
----------------------------------
  (Unaudited)

(In thousands, except per share data)                     SECOND QUARTER ENDED                   SIX MONTHS ENDED
                                                       ---------------------------         --------------------------
                                                        JUNE 30,          JUNE 30,          JUNE 30,         JUNE 30,
                                                          1999              1998               1999            1998
                                                       ---------         ---------         ---------        ---------
NET SALES                                              $  58,405         $  53,659         $ 117,158        $ 108,672

COSTS AND EXPENSES
     Cost of products sold                                41,478            37,599            83,399           76,126
     Selling and administrative                           11,412            12,240            23,067           24,269
     Research and product development                      1,409             1,346             2,777            2,614
     Interest and debt expense, net of
           investment income                                 929               788             1,794            1,627
                                                       ---------         ---------         ---------        ---------
                                                          55,228            51,973           111,037          104,636
                                                       ---------         ---------         ---------        ---------

EARNINGS BEFORE INCOME TAXES                               3,177             1,686             6,121            4,036
INCOME TAXES                                               1,143               662             2,203            1,453
                                                       ---------         ---------         ---------        ---------

NET EARNINGS                                           $   2,034         $   1,024         $   3,918        $   2,583
                                                       =========         =========         =========        =========

Preferred stock dividends                                   (458)               --              (915)              --
Net Earnings Available to Common Shareholders          $   1,576         $   1,024         $   3,003        $   2,583

EARNINGS PER COMMON SHARE (1):
        BASIC                                          $    0.21         $    0.14         $    0.40        $    0.35
        DILUTED                                        $    0.21         $    0.11         $    0.40        $    0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1):
        BASIC                                              7,400             7,462             7,439            7,453
        DILUTED                                            7,571             9,347             7,578            9,366


(1) See Exhibit 11 for the calculation of basic and diluted earnings per share.

          See accompanying notes to Consolidated Financial Statements.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
--------------------------
  (Unaudited)

                                                                    JUNE 30,     DECEMBER 31,
(Dollars in thousands, except share and per share data)               1999          1998
                                                                  -----------    -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $  3,429        $  3,856
  Accounts receivable less allowance for doubtful
     accounts of $895 and $971                                        40,777          33,309
  Inventories - net                                                   45,609          43,715
  Prepaid expenses                                                     2,390           4,081
  Deferred income taxes                                                2,645           2,672
                                                                    --------        --------
                  TOTAL CURRENT ASSETS                                94,850          87,633


OTHER ASSETS
  Cost in excess of net assets acquired - net                         26,599          20,129
  Prepaid pension cost                                                 1,693           1,747
  Net cash value of life insurance                                     4,431           3,752
  Other                                                                2,819           2,344
                                                                    --------        --------
                                                                      35,542          27,972
PROPERTY, PLANT AND EQUIPMENT
  Gross                                                              102,130          85,356
  Less accumulated depreciation                                       36,456          31,696
                                                                    --------        --------

                  NET PROPERTY, PLANT AND EQUIPMENT                   65,674          53,660
                                                                    --------        --------

                  TOTAL ASSETS                                      $196,066        $169,265
                                                                    ========        ========


          See accompanying notes to Consolidated Financial Statements.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
--------------------------
  (Unaudited)


                                                                    JUNE 30,         DECEMBER 31,
(Dollars in thousands, except share and per share data)               1999               1998
                                                                    ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term obligations                                            $  14,203         $  14,158
  Accounts payable                                                     14,594            14,784
  Accrued compensation and payroll taxes                                9,119             6,838
  Other liabilities and accrued expenses                                9,087             7,071
  Dividends payable                                                       458                 0
  Current portion of long-term obligations                              1,715             1,387

                                                                    ---------         ---------
                  TOTAL CURRENT LIABILITIES                            49,176            44,238

DEFERRED INCOME TAXES                                                   1,986             2,111

OTHER NONCURRENT LIABILITIES                                            3,722             3,964

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                            58,606            34,484

SHAREHOLDERS' EQUITY
  Series B seven percent (7%) cumulative convertible
     preferred stock, par value $1.00 a share,
     1,236,337 shares issued and outstanding                           26,156            26,156
  Common stock, par value $.66 2/3 a share:
     Authorized - 30,000,000 shares
     Issued -  7,870,564 and 7,853,635 shares                           5,245             5,234
  Additional paid-in capital                                           13,893            13,707
  Retained earnings                                                    44,932            41,930
  Accumulated other comprehensive income (loss)                        (2,869)              279
                                                                    ---------         ---------
                                                                       87,357            87,306
  Less cost of  treasury shares, 546,962 and 374,262                    4,781             2,838
                                                                    ---------         ---------
                  TOTAL SHAREHOLDERS' EQUITY                           82,576            84,468
                                                                    ---------         ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 196,066         $ 169,265
                                                                    =========         =========

          See accompanying notes to Consolidated Financial Statements.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
             (Unaudited)
                                                                                    SIX MONTHS ENDED
                                                                              -------------------------
                                                                               JUNE 30,         JUNE 30,
(Dollars in thousands)                                                           1999             1998
                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                  $  3,918         $  2,583
Adjustments to reconcile net income to cash and
cash equivalents provided by operating activities:
     Depreciation and amortization                                               5,819            4,628
     Stock compensation programs                                                   152             (198)
     Change in various allowance accounts                                          230              (91)
     Other                                                                         143               63
(Increase) Decrease in:
     Accounts receivable                                                        (6,215)          (1,916)
     Inventories                                                                 1,467           (2,128)
     Prepaid expenses                                                            1,736            1,197
     Deferred income tax assets                                                     --              214
     Other assets, net                                                          (1,013)            (836)
Increase (Decrease) in:
     Accounts payable & accrued expenses                                          (274)             827
     Deferred income tax liabilities                                               (49)             309
     Other noncurrent liabilities                                                    7             (280)
                                                                              --------         --------
          Net Cash Provided by Operating Activities                              5,921            4,372
                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in acquisitions, net of cash and cash equivalents acquired         (21,165)              (9)
Additions to property, plant and equipment                                      (4,361)          (5,114)
Other investing activities                                                          35              687
                                                                              --------         --------
          Net Cash Used by Investing Activities                                (25,491)          (4,436)
                                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                                          106              303
Payment of long-term obligations, including current maturities                  (3,353)            (666)
Purchase of stock for treasury                                                  (1,942)              --
Dividends paid                                                                    (458)              --
Increase in long-term obligations                                               24,325            2,817
Increase (Decrease) in short-term borrowings                                       690             (674)
                                                                              --------         --------
          Net Cash Provided by Financing Activities                             19,368            1,780
                                                                              --------         --------

Effect of Exchange Rate Changes, net                                              (225)             (56)

Net Increase (Decrease) in Cash and Cash Equivalents                              (427)           1,660
Cash and Cash Equivalents at Beginning of Year                                   3,856            2,313
                                                                              --------         --------
Cash and Cash Equivalents at End of Period                                    $  3,429         $  3,973
                                                                              ========         ========



          See accompanying notes to Consolidated Financial Statements.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                       Second Quarter Ended June 30, 1999
                   ------------------------------------------


Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of June 30,1999, and the Consolidated Statement of Earnings and the Consolidated Statement of Cash Flows for the periods ended June 30, 1999 and June 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flow at June 30, 1999 and for all periods presented have been made. The Consolidated Balance Sheets include the assets, liabilities and resulting goodwill of all subsidiaries. The Consolidated Statements of Earnings and Cash Flows for the six months ended June 30, 1999 include the results of API Elmo AB from February 1, 1999, the date of acquisition.

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

Note B         Inventories
------         -----------

               The major classes of inventories are as follows:

                                   JUNE 30,                  DECEMBER 31,
(In thousands)                       1999                        1998
                               ----------------            -----------------

Finished goods                        $ 10,086                     $ 11,751
Work in process                          9,970                        8,509
Raw Materials                           25,553                       23,455
                               ----------------            -----------------
                                      $ 45,609                     $ 43,715
                               ================            =================


               Had the cost of all inventories at June 30, 1999 and December 31, 1998 been determined by the FIFO method, these amounts would have been greater by $902 and $915, respectively.


Note C         Long-Term Obligations
------         ---------------------

                                                   JUNE 30,1999                    DECEMBER 31, 1998
                                        ----------------------------------   ---------------------------------
(In thousands)                            Total       Current    Long-Term     Total       Current    Long-Term
                                        --------      -------     -------    --------      -------    ---------
Industrial Revenue Bonds                $ 10,588      $ 1,160     $ 9,428    $ 11,165      $ 1,150    $ 10,015
Revolving Credit Debt                     39,911            -      39,911      18,250            -      18,250
Supplemental Benefit Programs                739          234         505         821          237         584
Capital Lease Obligations                  1,191          321         870           -            -           -
Portescap and Elmo Debt-
    Mortgage and Other
     Long-Term Loans                       7,892            -       7,892       5,635            -       5,635
                                        --------      -------     -------    --------      -------    --------
                                        $ 60,321      $ 1,715    $ 58,606    $ 35,871      $ 1,387    $ 34,484
                                        ========      =======    ========    ========      =======    ========

Note D         Earnings Per Share
------         ------------------

                In accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"), basic earnings per share is computed by dividing net earnings (adjusted by the charge against Retained Earnings for the preferred stock dividend) by the weighted average number of shares outstanding during the period.

                Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                The sequence in which potential common shares are considered in the computation of diluted EPS may effect the amount of dilution that they produce. To reflect maximum potential dilution, each issue or series of potential common shares should be considered in sequence from the most dilutive to the least dilutive. If including the next group of potential shares in the sequence results in a higher EPS than prior to their inclusion, the potential shares are antidilutive, and they should not be included in the calculation of diluted EPS. Refer to Exhibit 11 for computation.

Note E         Foreign Currency Translation
------         ----------------------------

               The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in equity adjustment from foreign currency translation, a separate component of shareholders' equity reported in Accumulated other comprehensive income (loss). Income and expense items are translated at average monthly rates of exchange.

Note F         Selected Segment Data
------         ---------------------

               The Company conducts operations in two major industrial segments:
               Motion Technologies and Heat Transfer. Information about the net sales and operating profit of these segments follows:


                                                       SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                     -----------------------        ----------------------
                                                     JUNE 30,       JUNE 30,        JUNE 30,      JUNE 30,
(Dollars in thousands)                                 1999           1998            1999          1998
                                                     --------       --------       --------      --------
NET SALES
     Motion                                          $ 35,482       $ 30,644       $ 71,649      $ 61,801
     Heat Transfer                                     22,923         23,015         45,509        46,871
                                                     --------       --------       --------      --------
                                                     $ 58,405       $ 53,659       $117,158      $108,672
                                                     ========       ========       ========      ========
OPERATING PROFIT:
     Motion                                          $  3,005       $  1,613       $  5,943      $  3,860
     Heat Transfer                                      2,343          2,000          4,287         3,941
                                                     --------       --------       --------      --------
                                                        5,348          3,613         10,230         7,801
GENERAL CORPORATE EXPENSE, NET                         (1,242)        (1,139)        (2,315)       (2,138)

INTEREST AND DEBT EXPENSE                                (929)          (788)        (1,794)       (1,627)
                                                     --------       --------       --------      --------

EARNINGS BEFORE INCOME TAXES                         $  3,177       $  1,686       $  6,121      $  4,036
                                                     ========       ========       ========      ========

Note G          Derivatives and Hedging Activities
------          ----------------------------------

                In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides authoritative guidance on accounting and financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation, as further defined in the Statement.

                In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000; however, early adoption is allowed, and initial application must be as of the beginning of a fiscal quarter. Additionally, SFAS No. 133 cannot be applied retroactively to prior periods. At adoption, existing hedging relationships must be designated anew and documented pursuant to the provisions of the Statement. The Company is continuing its process of analyzing and assessing the impact that the adoption of SFAS No. 133 is expected to have on its consolidated results of operations, cash flows and financial position, but has not yet reached any conclusions.


Note H          Comprehensive Income
------          --------------------

                The components of the Company's total comprehensive income
                (loss) were:

                                                              SIX MONTHS ENDED
                                                           -----------------------
                                                           JUNE 30,       JUNE 30,
(In thousands)                                               1999           1998
                                                           -------         -------
Net earnings                                               $ 3,918         $ 2,583

Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                 (3,169)         (1,143)
   Minimum pension liability adjustment, net of tax             21              --
                                                           -------         -------
Total other comprehensive (loss)                            (3,148)         (1,143)
                                                           -------         -------
Total comprehensive income                                 $   770         $ 1,440
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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
              AND RESULTS OF OPERATIONS
              -------------------------

FINANCIAL REVIEW - OPERATIONS

NET SALES

American Precision Industries Inc.'s ("API") consolidated net sales for the second quarter and six months of 1999 were $58.4 million and $117.2 million, increases of 8.8% and 7.8% respectively as compared with the corresponding periods last year. The acquisition on February 1, 1999 of Elmo Industrier AB ("Elmo"), a Swedish manufacturer of specialty electric motors, was the cause of the increases. The addition of Elmo's sales more than offset lower sales at continuing businesses caused by the weakness in the capital goods market.

COST OF PRODUCTS SOLD

Cost of products sold for the second quarter and first six months of 1999 were $41.5 million and $83.4 million respectively as compared with $37.6 million and $76.1 million for similar periods in 1998. Elmo's cost of goods sold, which was the cause for the increase, was not completely offset by the reduced cost of goods sold at continuing units resulting from cost reductions, productivity and lower sales.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative costs in the second quarter 1999 were $11.4 million, $.8 million below 1998's second quarter. Year-to-date selling and administrative costs for 1999 are $23.1 million, $1.2 million lower than these costs for the first half of 1998. Overhead reduction activities undertaken over the last 12 months in both business segments more than offset the additional selling and administrative costs related to the Elmo acquisition.

RESEARCH AND PRODUCT DEVELOPMENT

Product development spending was $1.4 million in the second quarter of 1999 and $2.8 million for the first six months as compared to $1.3 million and $2.6 million for similar periods in 1998. The acquisition of Elmo accounts for the increases.

INTEREST AND DEBT EXPENSE, NET OF INVESTMENT INCOME

Interest and Debt Expense, net of investment income, was $.9 million in the second quarter of 1999 as compared with $.8 million last year. Higher interest expense resulting from the debt related to the Elmo acquisition was not fully offset by reductions in other debt. For the first half of 1999 compared with the similar period for 1998, interest and debt expense increased as a result of interest on Elmo-related debt.

TAXES

For both the second quarter and first six months of 1999, API's consolidated tax rate was 36.0%. This compares with 39.3% and 36.0% for the corresponding periods of 1998. The high second quarter 1998 tax rate reflected an adjustment to bring the six months 1998 rate to 36%. During the second quarter of 1999, API Portescap received approval from the Swiss federal government for a tax holiday similar to that granted last December by the canton (state) of Neuchatel. A 100% holiday from the 9% federal tax was granted for the years 1999 through 2002, and a 50% holiday for the following six years. The benefit of the federal holiday to API's consolidated 1999 tax rate was offset by the write-off of remaining tax loss carry forwards included at acquisition on API Portescap's balance sheet.

NET EARNINGS

Net Earnings for the second quarter and first six months of 1999 were $2.0 million and $3.9 million respectively as compared with $1.0 million and $2.6 million for the similar periods of 1998. The Elmo acquisition contributed to the 99% increase in second quarter net earnings and the 52% increase in year-to-date net earnings. The major contributor, however, was the cost and productivity improvement activities at API's continuing businesses, which more than offset the lower sales resulting from the weakness of the capital goods market.

BUSINESS SEGMENT DISCUSSION

API Motion
----------
API Motion's second quarter 1999 sales and operating profit were $35.5 million and $3.0 million respectively. Second quarter 1999 sales increased 15.8% ($4.8 million) when compared to the same period in 1998.

The comparative sales increase at API Motion is solely due to the acquisition of Elmo on February 1, 1999. The Elmo acquisition more than offset a sales decline resulting from the current soft market conditions in a number of key market segments served by API Motion.

Second quarter 1999 operating profit at API Motion increased 86% when compared to the second quarter of 1998. Accounting for the majority of the $1.4 million increase in operating profit were the cost and operating improvements made over the last 12 months in API Motion's continuing businesses. These factors more than offset the profit lost due to the revenue decline previously discussed. Elmo accounted for the remainder of the profit increase.

For the first six months of 1999, sales of $71.6 million were up 15.9% compared with the similar period of 1998. June 30, 1999 year-to-date operating profit of $5.9 million was up 54% when compared with the first half of 1998. The February 1 acquisition of Elmo accounted for the sales increase, more than offsetting a sales decline for API Motion's continuing businesses caused by soft business conditions in key market segments. Contributing to the higher operating profit were cost savings and productivity improvement activities in API Motion's continuing business. These more than offset the profit loss from lower sales. The Elmo acquisition also contributed to the increase in operating profit.

API Heat Transfer
-----------------

API Heat Transfer's second quarter 1999 sales and operating profit were $22.9 million and $2.3 million respectively. Second quarter 1999 sales were at the same level as the second quarter of 1998, reflecting soft market conditions for air-cooled and larger shell and tube heat exchangers offset by good shipments of plate and frame products. Second quarter 1999 operating profit was 17.1% greater than the second quarter of 1998, evidencing the actions taken to improve operating performance and reduce costs.

For the first six months of 1999, API Heat Transfer sales of $45.5 million were 2.9% below the similar period last year. Weak demand in the capital goods market resulted in lower sales of shell and tube and air-cooled products. Higher plate and frame heat exchangers sales did not fully offset these declines. The higher profitability reflects the benefits of cost and productivity improvement actions, whose benefit more than offset the profit reduction resulting from the lower sales volume.

FINANCIAL POSITION

Comparative information on the Company's liquidity position follows ($000 omitted).

                                                                 JUNE 30,            JUNE 30,
                                                                   1999                1998
                                                                 --------            --------
Net working capital                                              $45,674             $39,915
Current ratio                                                        1.9                 1.9
Cash and cash equivalents                                        $ 3,429             $ 3,973
Cash flow from operations (year-to-date)                         $ 5,921             $ 4,372
Capital expenditures (year-to-date)                              $ 4,361             $ 5,114



The acquisition of Elmo is the most significant factor causing the increase in net working capital.

The Company has available short-term lines of credit which it utilizes to fund current operations.

On February 1, 1999, the Company used 189.9 million Swedish kronor ($24.2 million) of its $100 million multicurrency credit facility to acquire Elmo Industrier AB and fund its working capital needs. As part of the Elmo acquisition, API assumed bank debt of 44.2 million Swedish kronor ($5.7 million). API's bank debt at June 30, 1999 was $72.5 million. The remaining availability at June 30, 1999 under the $100 million credit agreement is $60 million.

In February 1999, API's Board of Directors approved a stock repurchase program and authorized the repurchase of up to $5 million of API common stock. At June 30, 1999, the Company had spent $1.9 million to repurchase 172,700 shares. During the second quarter of 1999, the Company spent $1.7 million to acquire 146,800 shares.

Effective January 1, 1999, a 7% annual dividend began to accrue on the $26.2 million principal amount of the Series B Seven Percent (7%) Cumulative Convertible Preferred Stock outstanding, all of which is owned by InterScan Holdings Ltd. The accrued dividend at June 30, 1999 was $458,000, which was paid on July 1, 1999. A similar quarterly dividend will be accrued in subsequent quarters with payments occurring on October 1, January 1, April 1 and July 1 of each year.

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

U.S. Status:
------------

An inventory and assessment of IT systems at API's U.S. facilities occurred in mid-1997. Most of the non-compliant systems required software upgrades available from the software package suppliers. Such upgrades on major, mission critical systems were completed during the second quarter. The majority of non-mission critical systems are compliant, with only a few awaiting supplier furnished upgrades. Written certification of compliance is being secured from the suppliers of the release upgrades. Ongoing tests are performed to assure compliance. In non-IT areas, evaluation of production, testing and office equipment and of facilities has identified no mission critical non-compliance issues. The Company continues to monitor this area.

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

European Status:
----------------

Status reviews at Schmidt-Bretten in Germany and Portescap in Switzerland and the UK identified critical systems requiring upgrade.

Schmidt-Bretten has completed its program to replace its operating and administrative systems. Reviews of non-IT areas have identified several non-compliant items and remedies are in process. The identified items are not considered to be significant. Raw material and parts reviews have identified no significant Y2K issues. Supplier surveys, begun in the first quarter of 1999, have identified no significant concerns to date.

Portescap's Y2K review identified as non-compliant the integrated manufacturing and administrative system which supports its Swiss facilities. A program begun in the third quarter of 1998 brought this system into compliance during the second quarter of 1999. A review of systems in Portescap's sales subsidiaries is scheduled for completion during the third quarter of 1999.

Elmo, the Swedish motor company acquired on February 1, 1999, was in the process of implementing a Y2K compliance program prior to its acquisition. The program covers the areas discussed above and has identified no significant areas of non-compliance. Upgrades to its operational and administrative systems were completed in the second quarter of 1999.

At December 31, 1998, management estimated that U.S. costs incurred through that date of Y2K related hardware and software upgrades to be less than $200,000 and costs for outside consultants to be less than $100,000. At that time, future costs were not expected to exceed an additional $200,000. The 1999 cost to complete the implementation of the system at Schmidt-Bretten was estimated to be under $200,000. The remaining compliance cost for Elmo was expected to be less than $100,000. Future costs specifically related to Y2K compliance at Portescap were estimated to be $500,000. At June 30, 1999, management believes the costs and estimates described above to be accurate.

At this time, the Company does not have reason to believe that there will be any significant interruption in the Company's U.S. or European operations caused by a Y2K problem that is unique to the Company, and, therefore, the Company has not adopted a contingency plan for such an event. However, the Y2K Committee continues to monitor this possibility and will attempt to identify cost effective and timely solutions should a problem in this regard be likely.

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

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations which consist of a revolving credit facility, industrial revenue bonds and various term loans. The majority of these debt obligations have variable interest rates, primarily based on the London Interbank Offered Rate (LIBOR) and an index rate based on short-term federal tax exempt obligations. At June 30, 1999 and December 31, 1998, the carrying value and fair values under these obligations were approximately $74 million and $49 million, respectively. If these variable interest rates were to change by 10%, the impact on annual consolidated interest expense would be approximately $350,000 and $225,000 for 1999 and 1998, respectively.

The Company's exposure to market risk for changes in foreign currency exchange rates arises from investment in and intercompany balances with foreign subsidiaries, receivables, payables, and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, selectively through derivative financial instruments with third parties using forward agreements. At June 30, 1999 there were two outstanding forward agreements with fair values of $425,000 and $75,000, with settlement dates of November 15, 1999 and August 13, 1999, respectively. At December 31, 1998 one forward agreement with a settlement date of April 30, 1999 was outstanding with a fair value of approximately $300,000. A 10% change in foreign exchange rates would not have a material impact on the fair value of the forward agreements or the Company's results of operations or cash flows related to these contracts.

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

               At the Annual Meeting of Shareholders held on April 23, 1999, the following directors were elected for terms expiring at the annual meeting in the year 2002:

         Class II                        Votes                    Votes
                                         For                      Withheld
---------------------------          ---------------          ----------------

Bernard J. Kennedy                       4,984,828                105,736
Kurt Wiedenhaupt                         4,952,487                138,077



               Holger Hjelm, Victor A. Rice and Jerre L. Stead continue to serve as Class III directors for a term expiring at the annual meeting in 2000.

               John M. Albertine, PhD, Douglas J. MacMaster, Jr. and Klaus K. Oertel continue to serve as Class I directors for a term expiring at the annual meeting in 2001.

               Also at the Annual Meeting, the selection of PricewaterhouseCoopers LLP as auditors for the 1999 fiscal year was approved with 5,051,468 votes for, 23,094 votes against, and 16,002 votes withheld.

Item 5.        Other Information
-------        -----------------

               None

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

               (a)  Exhibits

                    See the index to exhibits immediately preceding the exhibits filed with this report.

               (b)  Reports on Form 8-K

                    None


                                * * * * * *

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
               --------------------------------------------------
                          LITIGATION REFORM ACT OF 1995
                          -----------------------------

         Certain statements made in this report constitute forward-looking statements based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in, or contemplated by, the statements. These assumptions, risks and uncertainties include, but are not limited to, the successful transition of the Elmo acquisition into the Company, the success of the actions taken to improve profitability, the realization of benefits from cost savings initiatives, market acceptance of new products, the absence of any disruptions to the Company's business as a result of the effect of the Year 2000 on computer and information technology and conversion to the Euro, and the Company's effectiveness at gaining market share, as well as general economic conditions in North America, Western Europe and Asia. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date hereof.

                                      * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PRECISION INDUSTRIES INC.

/s/ Bruce McH. Kirchner
-----------------------------------------
Bruce McH. Kirchner
Chief Financial Officer


/s/ Mark E. Wood
-----------------------------------------
Mark E. Wood
Corporate Controller

August 12, 1999

                                  EXHIBIT INDEX
                                  -------------


10-A. Amendment to Executive Supplemental Retirement Plan between American Precision Industries Inc. and Kurt Wiedenhaupt dated as of February 19, 1999 and Schedule A thereto. #

10-B. Executive Supplemental Retirement Plan (as restated) between American Precision Industries Inc. and Kurt Wiedenhaupt, first dated as of July 1, 1992, as amended and restated as of July 1, 1996, and Schedule A thereto as amended effective February 19, 1999. #

10-C. Amendment to Life Insurance Split-Dollar Agreement between American Precision Industries Inc. and Kurt Wiedenhaupt dated as of February 19, 1999 and Schedule A thereto. #

10-D. Life Insurance Split-Dollar Agreement (Second Restatement) between American Precision Industries Inc. and Kurt Wiedenhaupt, first dated August 26, 1992, as amended and restated as of February 19, 1999, and Schedule A thereto. #

11.      Statement re computation of per share earnings.

27.      Financial Data Schedule.



---------------

# Management contract or compensatory plan or arrangement