Form 10-Q
period 1999-09-30
AMERICAN PRECISION INDUSTRIES INC
filed 1999-11-12
CIK 5657

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________

Commission file number 1-5601

                       AMERICAN PRECISION INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         16-1284388
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)



2777 WALDEN AVENUE,  BUFFALO, NEW YORK                         14225
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


                                 (716) 684-9700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

 Number of shares of common stock outstanding on November 8, 1999     7,067,302

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
----------------------------------
         (Unaudited)

(In thousands, except per share data)


                                                         THIRD QUARTER ENDED               NINE MONTHS ENDED
                                                      --------------------------------------------------------------
                                                      SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                         1999            1998             1999              1998
                                                      --------------------------------------------------------------
NET SALES                                              $ 58,058         $ 54,995        $ 175,216         $163,667


COSTS AND EXPENSES
     Cost of products sold                               40,841           38,542          124,241          114,668
     Selling and administrative                          11,905           11,627           34,972           36,012
     Research and product development                     1,310            1,096            4,087            3,594
     Interest and debt expense, net of
           investment income                                949              784            2,743            2,411
                                                       --------         --------        ---------         --------

                                                         55,005           52,049          166,043          156,685
                                                       --------         --------        ---------         --------

EARNINGS BEFORE INCOME TAXES                              3,053            2,946            9,173            6,982
INCOME TAXES                                              1,054            1,060            3,257            2,513
                                                       --------         --------        ---------         --------

NET EARNINGS                                           $  1,999         $  1,886        $   5,916         $  4,469
                                                       ========         ========        =========         ========


Preferred stock dividends                                  (458)              --           (1,373)              --
Net Earnings Available to Common Shareholders          $  1,541         $  1,886        $   4,543         $  4,469

EARNINGS PER COMMON SHARE (1):
        BASIC                                          $   0.21         $   0.25        $    0.62         $   0.60
        DILUTED                                        $   0.21         $   0.20        $    0.61         $   0.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1):
        BASIC                                             7,245            7,473            7,373            7,459
        DILUTED                                           7,370            9,463            7,507            9,406



(1) See Exhibit 11 for the calculation of basic and diluted earnings per share.

          See accompanying notes to Consolidated Financial Statements.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
       (Unaudited)

                                                          SEPTEMBER 30,   DECEMBER 31,
(Dollars in thousands, except share and per share data)      1999            1998
                                                           --------        --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $  4,232        $  3,856
  Accounts receivable less allowance for doubtful
     accounts of $1,002 and $971                             40,483          33,309
  Inventories - net                                          43,500          43,715
  Prepaid expenses                                            2,604           4,081
  Deferred income taxes                                       2,655           2,672

                                                           --------        --------
                  TOTAL CURRENT ASSETS                       93,474          87,633


OTHER ASSETS
  Cost in excess of net assets acquired - net                27,134          20,129
  Prepaid pension cost                                        1,666           1,747
  Net cash value of life insurance                            4,537           3,752
  Other                                                       2,655           2,344

                                                           --------        --------
                                                             35,992          27,972


PROPERTY, PLANT AND EQUIPMENT
  Gross                                                     106,296          85,356

  Less accumulated depreciation                              39,091          31,696
                                                           --------        --------

                  NET PROPERTY, PLANT AND EQUIPMENT          67,205          53,660
                                                           --------        --------

                  TOTAL ASSETS                             $196,671        $169,265
                                                           ========        ========

          See accompanying notes to Consolidated Financial Statements.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------
       (Unaudited)


                                                                                     September 30,     December 31,
(Dollars in thousands, except share and per share data)                                   1999             1998
                                                                                       ---------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term obligations                                                               $ 11,226         $ 14,158
  Accounts payable                                                                       14,670           14,784
  Accrued compensation and payroll taxes                                                  9,434            6,838
  Other liabilities and accrued expenses                                                 10,094            7,071
  Dividends payable                                                                         458               --
  Current portion of long-term obligations                                                1,720            1,387
                                                                                       --------         --------

                  TOTAL CURRENT LIABILITIES                                              47,602           44,238

DEFERRED INCOME TAXES                                                                     2,027            2,111

OTHER NONCURRENT LIABILITIES                                                              3,880            3,964

LONG-TERM OBLIGATIONS, LESS CURRENT PORTION                                              58,525           34,484

SHAREHOLDERS' EQUITY
  Series B seven percent (7%) cumulative convertible
     preferred stock, par value $1.00 a share,
     1,236,337 shares issued and outstanding                                             26,156           26,156

  Common stock, par value $.66 2/3 a share:
     Authorized - 30,000,000 shares
     Issued -  7,870,764 and 7,853,635 shares                                             5,245            5,234
  Additional paid-in capital                                                             13,902           13,707
  Retained earnings                                                                      46,473           41,930
  Accumulated other comprehensive income (loss)                                            (900)             279
                                                                                       --------         --------
                                                                                         90,876           87,306

  Less cost of  treasury shares, 701,162 and 374,262                                      6,239            2,838
                                                                                       --------         --------
                  TOTAL SHAREHOLDERS' EQUITY                                             84,637           84,468
                                                                                       --------         --------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $196,671         $169,265
                                                                                       ========         ========


          See accompanying notes to Consolidated Financial Statements.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
       (Unaudited)


                                                                                    NINE MONTHS ENDED
                                                                              -------------------------------
                                                                              SEPTEMBER 30,     SEPTEMBER 30,
(Dollars in thousands)                                                            1999               1998
                                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                    $  5,916           $ 4,469
Adjustments to reconcile net income to cash and
cash equivalents provided by operating activities:
     Depreciation and amortization                                                 8,871             6,985
     Stock compensation programs                                                     195              (309)
     Change in various allowance accounts                                            147               364
     Other                                                                           198               200
(Increase) Decrease in:
     Accounts receivable                                                          (5,469)           (3,627)
     Inventories                                                                   4,645            (2,186)
     Prepaid expenses                                                              1,858             2,700
     Deferred income tax assets                                                       --               236
     Other assets, net                                                            (1,250)             (971)
Increase (Decrease) in:
     Accounts payable & accrued expenses                                             174                82
     Other noncurrent liabilities                                                     32              (280)
                                                                                --------           -------
          Net Cash Provided by Operating Activities                               15,317             7,663
                                                                                --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in acquisitions, net of cash and cash equivalents acquired           (21,165)               (9)
Additions to property, plant and equipment                                        (7,098)           (7,419)
Other investing activities                                                            61               703
                                                                                --------           -------
          Net Cash Used by Investing Activities                                  (28,202)           (6,725)
                                                                                --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                                            108               306
Payment of long-term obligations, including current maturities                    (5,367)           (1,002)
Purchase of stock for treasury                                                    (3,401)               --
Dividends paid                                                                      (915)               --
Increase in long-term obligations                                                 25,135             1,909
Decrease in short-term borrowings                                                 (2,792)           (1,175)
                                                                                --------           -------
          Net Cash Provided by Financing Activities                               12,768                38
                                                                                --------           -------

Effect of Exchange Rate Changes, net                                                 493              (180)

Net Increase in Cash and Cash Equivalents                                            376               796
Cash and Cash Equivalents at Beginning of Year                                     3,856             2,313
                                                                                --------           -------
Cash and Cash Equivalents at End of Period                                      $  4,232           $ 3,109
                                                                                ========           =======


          See accompanying notes to Consolidated Financial Statements.

                       AMERICAN PRECISION INDUSTRIES INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     Third Quarter Ended September 30, 1999
                   ------------------------------------------


Note A         Consolidated Financial Statements
------         ---------------------------------

               The Consolidated Balance Sheet as of September 30,1999, and the Consolidated Statement of Earnings and the Consolidated Statement of Cash Flows for the periods ended September 30, 1999 and September 30, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flow at September 30, 1999 and for all periods presented have been made. The Consolidated Balance Sheets include the assets, liabilities and resulting goodwill of all subsidiaries. The Consolidated Statements of Earnings and Cash Flows for the nine months ended September 30, 1999 include the results of API Elmo AB from February 1, 1999, the date of acquisition.

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

Note B         Inventories
------         -----------

               The major classes of inventories are as follows:


                                      SEPTEMBER 30,    DECEMBER 31,
               (In thousands)             1999            1998
                                        -------          -------

               Finished goods           $ 9,593          $11,751
               Work in process            9,028            8,509
               Raw Materials             24,879           23,455
                                        -------          -------
                                        $43,500          $43,715
                                        =======          =======


                Had the cost of all inventories at September 30, 1999 and December 31, 1998 been determined by the FIFO method, these amounts would have been greater by $902 and $915, respectively.

Note C         Long-Term Obligations
------         ---------------------

                                                             SEPTEMBER 30, 1999                      DECEMBER 31, 1998
                                                   -----------------------------------------------------------------------------
               (In thousands)                       TOTAL        CURRENT      LONG-TERM       TOTAL        CURRENT     LONG-TERM
                                                   -----------------------------------------------------------------------------

               Industrial Revenue Bonds            $10,292       $ 1,165       $ 9,127       $11,165       $ 1,150       $10,015

               Revolving Credit Debt                39,027            --        39,027        18,250            --        18,250

               Supplemental Benefit Programs           702           232           470           821           237           584

               Capital Lease Obligations             1,147           323           824            --            --            --

               Portescap and Elmo Debt:
                   Mortgage and Other
                    Long-Term Loans                  9,077            --         9,077         5,635            --         5,635
                                                   -----------------------------------------------------------------------------
                                                   $60,245       $ 1,720       $58,525       $35,871       $ 1,387       $34,484
                                                   =============================================================================


Note D         Earnings Per Share
------         ------------------

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

Note F         Selected Segment Data
------         ---------------------

               The Company conducts operations in two major industrial segments:
               Motion Technologies and Heat Transfer. Information about the net sales and operating profit of these segments follows:

                                                       THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                                    -----------------------------    -------------------------------
                                                    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
               (Dollars in thousands)                   1999            1998             1999               1998
                                                     ---------        --------         ---------         ---------
               NET SALES
                    Motion                           $ 35,752         $ 30,319         $ 107,401         $  92,120
                    Heat Transfer                      22,306           24,676            67,815            71,547
                                                     --------         --------         ---------         ---------
                 TOTAL NET SALES                     $ 58,058         $ 54,995         $ 175,216         $ 163,667
                                                     ========         ========         =========         =========

               OPERATING PROFIT:
                    Motion                           $  3,418         $  2,214         $   9,361         $   6,074
                    Heat Transfer                       2,121            2,696             6,408             6,637
                                                     --------         --------         ---------         ---------
                                                        5,539            4,910            15,769            12,711

               GENERAL CORPORATE EXPENSE, NET          (1,537)          (1,180)           (3,853)           (3,318)

               INTEREST AND DEBT EXPENSE                 (949)            (784)           (2,743)           (2,411)
                                                     --------         --------         ---------         ---------

               EARNINGS BEFORE INCOME TAXES          $  3,053         $  2,946         $   9,173         $   6,982
                                                     ========         ========         =========         =========



Note G         Derivatives and Hedging Activities
------         ----------------------------------

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

Note H         Comprehensive Income
------         --------------------

               The components of the Company's total comprehensive income
               (loss) were:


                                                                             Nine Months Ended
                                                                        ---------------------------
                                                                        September 30,  September 30,
               (In thousands)                                               1999           1998
                                                                        ---------------------------
               Net earnings                                               $ 5,916         $4,469

               Other Comprehensive Income (Loss):
                  Foreign currency translation adjustments                 (1,196)         1,838
                  Minimum pension liability adjustment, net of tax             15             --
                                                                          -------         ------
               Total other comprehensive (loss)                            (1,181)         1,838
                                                                          -------         ------
               Total comprehensive income                                 $ 4,735         $6,307
                                                                          =======         ======


               The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to investments which are permanent in nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW - OPERATIONS

NET SALES

American Precision Industries Inc.'s ("API" or "Company") consolidated net sales for the third quarter and nine months of 1999 were $58.1 million and $175.2 million, increases of 5.6% and 7.1% respectively as compared with the corresponding periods last year. The acquisition on February 1, 1999 of Elmo Industrier AB ("Elmo"), a Swedish manufacturer of specialty electric motors, was the cause of the increases. The addition of Elmo's sales more than offset lower sales at continuing businesses caused by the weakness in the capital goods market.

COST OF PRODUCTS SOLD

Cost of products sold for the third quarter and nine months of 1999 were $40.8 million and $124.2 million respectively as compared with $38.5 million and $114.7 million for similar periods in 1998. Elmo's cost of goods sold, which was the cause for the increase, was not completely offset by the reduced cost of goods sold at continuing units resulting from cost reductions, productivity and lower sales.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative costs in the third quarter 1999 were $11.9 million, $.3 million above 1998's third quarter. Additional selling and administrative expense related to the acquisition of Elmo was not fully offset by lower variable selling expenses due to lower sales at continuing business and cost reductions. Year-to-date selling and administrative costs for 1999 are $35.0 million, $1.0 million lower than these costs for the similar period in 1998. Overhead reduction activities undertaken over the last 12 months in both business segments more than offset the additional selling and administrative costs related to the Elmo acquisition.

RESEARCH AND PRODUCT DEVELOPMENT

Product development spending was $1.3 million in the third quarter of 1999 and $4.1 million for the nine-month period of 1999 as compared to $1.1 million and $3.6 million for similar periods in 1998. The acquisition of Elmo accounts for the majority of the increases.

INTEREST AND DEBT EXPENSE, NET OF INVESTMENT INCOME

Interest and Debt Expense, net of investment income, was $.9 million in the third quarter of 1999 as compared with $.8 million for the third quarter of 1998. Higher interest expense resulting from the debt related to the Elmo acquisition was not fully offset by lower expense due to lower rates and reduced balances on previously existing debt. For the first nine months of 1999 compared with the similar period for 1998, interest and debt expense increased to $2.7 million from $2.4 million

TAXES

API's expected 1999 effective tax rate has decreased from 36% to 35.5%. This is based upon the Company's latest forecast of the mix of earnings among higher and lower tax rate countries. The 1999 tax rate includes the benefit of the Swiss federal government tax holiday for API Portescap approved in the second quarter of 1999. The benefit of this federal holiday to API's consolidated 1999 tax rate is offset by the write-off of remaining tax loss carry-forwards included at acquisition on API Portescap's balance sheet. The third quarter tax provision reflects the adjustment to bring the Company's year-to-date tax rate to the 35.5% level. The consolidated tax rate for the third quarter and nine months of 1998 was 36%.

NET EARNINGS

Net Earnings for the third quarter and first nine months of 1999 were $2.0 million and $5.9 million respectively as compared with $1.9 million and $4.5 million for the similar periods of 1998. For the third quarter, the acquisition of Elmo and the benefit of cost reductions at continuing units offset the impact of lower sales at those units, which accounted for the 6% increase in net earnings.

For the nine months of 1999, the 32.4% increase in net earnings is the result of cost savings activities and the February 1, 1999 acquisition of Elmo, offset by lower volume.

BUSINESS SEGMENT DISCUSSION

API Motion
----------

API Motion's third quarter 1999 sales increased 17.9% or $5.4 million when compared to the same period in 1998. The comparative sales increase at Motion is due to the acquisition of Elmo on February 1, 1999. The Elmo acquisition more than offset the adverse impact from foreign currency exchange rate changes and soft domestic market conditions for clutches, brakes and feedback devices.

The third quarter 1999 operating profit at API Motion increased 54.4%, or $1.2 million, when compared to the third quarter of 1998. The majority of this increase in operating profit improvement was the benefit of cost and operating improvements made over the last 12 months at the Company's continuing business units. These factors more than offset the revenue decline for these businesses. Elmo continued as a good profit generator in the third quarter and accounted for the remainder of the comparative profit increase.

Sequentially, API Motion's third quarter 1999 sales were up only .8% over the second quarter of 1999, while operating profit was up 13.7%. Stronger sales at Portescap and at Motion's U.S. businesses, in addition to a slight benefit from exchange translation rates, offset the reduction in Swedish sales due to holiday scheduling in that country. The 13.7% sequential profit improvement is the result of the higher sales and improvements at Portescap and Motion's U.S. units, which more than offset the lower seasonal profitability in Sweden.

For the first nine months of 1999, sales of $107.4 million were up 16.6% compared with the similar period of 1998. 1999 year-to-date operating profit of $9.4 million was up 54.1% when compared with the first nine months of 1998. The February 1, 1999 acquisition of Elmo accounted for the sales increase, more than offsetting a sales decline for API Motion's continuing businesses caused by soft business conditions in key market segments. Contributing to the higher operating profit were cost savings and productivity improvement activities in API Motion's continuing business. These more than offset the profit loss from lower sales. The Elmo acquisition also contributed to the increase in operating profit.

API Heat Transfer
-----------------

API Heat Transfer's third quarter 1999 sales and operating profit were $22.3 million and $2.1 million respectively.

Third quarter 1999 sales were 9.6% lower than sales in the third quarter of 1998, reflecting soft market conditions for larger shell and tube heat exchangers, order timing for plate and frame products and foreign exchange rate translation. Third quarter 1999 operating profit was 21.3% lower than the third quarter of 1998, reflecting lower volume and pricing for shell and tube products, offset by improved profitability of air-cooled and plate and frame products.

Sequentially, API Heat Transfer's third quarter 1999 sales are down 2.7% compared to the second quarter of 1999. Lower sales of shell and tube products were not fully offset by higher air-cooled product sales. Operating profit fell 9.5%, reflecting the lower volume of shell and tube products which was not fully offset by profits from the higher sales of air-cooled products.

For the first nine months of 1999, API Heat Transfer sales of $67.8 million were 5.2% below the similar period last year. Weak demand in the capital goods market resulted in lower sales of shell and tube and air-cooled products. Higher plate and frame heat exchangers sales did not fully offset these declines. The higher profitability reflects the benefits of cost savings and productivity improvement actions, whose benefit more than offset the profit reduction resulting from the lower sales volume.

FINANCIAL POSITION

Comparative information on the Company's liquidity position follows ($000 omitted).


                                                       SEPTEMBER 30,  SEPTEMBER 30,
                                                           1999           1998
                                                          -------        -------
          Net working capital                             $45,872        $40,985
          Current ratio                                       2.0            1.9
          Cash and cash equivalents                       $ 4,232        $ 3,109
          Cash flow from operations (year-to-date)        $15,317        $ 7,663
          Capital expenditures (year-to-date)             $ 7,098        $ 7,419


The acquisition of Elmo, net of reductions in inventory at other units, is the cause of the increase to net working capital.

The Company has available short-term lines of credit which it utilizes to fund current operations.

On February 1, 1999, the Company used 189.9 million Swedish kronor ($24.2 million) of its $100 million multicurrency credit facility to acquire Elmo Industrier AB and fund its working capital needs. As part of the Elmo acquisition, API assumed bank debt of 44.2 million Swedish kronor ($5.7 million). API's bank debt at September 30, 1999 was $69.6 million. The remaining availability at September 30, 1999 under the $100 million credit agreement is $61 million.

In February 1999, API's Board of Directors approved a stock repurchase program and authorized the repurchase of up to $5 million of API common stock. At September 30, 1999, the Company had spent $3.4 million to repurchase 326,900 shares. During the third quarter of 1999, the Company spent $1.5 million to acquire 154,200 shares.

Effective January 1, 1999, a 7% annual dividend began to accrue on the $26.2 million principal amount of the Series B Seven Percent (7%) Cumulative Convertible Preferred Stock outstanding, all of which is owned by InterScan Holdings Ltd. The accrued dividend at September 30, 1999 was $458,000, which was paid on October 1, 1999. A similar quarterly dividend will be accrued in subsequent quarters with payments occurring on January 1, April 1, July 1 and October 1 of each year.

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

U.S. Status:
------------

An inventory and assessment of IT systems at API's U.S. facilities occurred in mid-1997. Most of the non-compliant systems required software upgrades available from the software package suppliers. Such upgrades on major, mission critical systems were completed during the second quarter of 1999. The majority of non-mission critical systems are compliant, with only a few awaiting supplier furnished upgrades. Written certification of compliance is being secured from the suppliers of the release upgrades. Ongoing tests are performed to assure compliance. In non-IT areas, evaluation of production, testing and office equipment and of facilities has identified no mission critical non-compliance issues. The Company continues to monitor this area.

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

Portescap's Y2K review identified as non-compliant the integrated manufacturing and administrative system which supports its Swiss facilities. A program begun in the third quarter of 1998 brought this system into compliance during the second quarter of 1999. A review of systems in Portescap's sales subsidiaries was completed during the third quarter of 1999 and did not identify any critical compliance issues.

Elmo, the Swedish motor company acquired on February 1, 1999, was in the process of implementing a Y2K compliance program prior to its acquisition. The program covers the areas discussed above and has identified no significant areas of non-compliance. Upgrades to its operational and administrative systems were completed in the second quarter of 1999.

Costs:
------

Management estimates that the costs for U.S. operations incurred to date for Y2K related hardware and software upgrades to be less than $400,000. The 1999 cost to complete the implementation of the system at Schmidt-Bretten was approximately $200,000. The 1999 compliance cost for Elmo was less than $100,000. Costs specifically related to Y2K compliance at Portescap are estimated to be $500,000.



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

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations which consist of a revolving credit facility, industrial revenue bonds and various term loans. The majority of these debt obligations have variable interest rates, primarily based on the London Interbank Offered Rate (LIBOR) and an index rate based on short-term federal tax exempt obligations. At September 30, 1999 and December 31, 1998, the carrying value, which approximates fair value, under these obligations were approximately $71 million and $49 million, respectively. If these variable interest rates were to change by 10%, the impact on annual consolidated interest expense would be approximately $350,000 and $225,000 for 1999 and 1998, respectively.

The Company's exposure to market risk for changes in foreign currency exchange rates arises from investment in and intercompany balances with foreign subsidiaries, receivables, payables, and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, selectively through derivative financial instruments with third parties using forward agreements. At September 30, 1999 there were four outstanding forward agreements with aggregate fair values of approximately $1 million with associated settlement dates identified in the six-month period ending March 31, 2000. At December 31, 1998 one forward agreement with a settlement date of April 30, 1999 was outstanding with a fair value of approximately $300,000. A 10% change in foreign exchange rates would not have a material impact on the fair value of the forward agreements or the Company's results of operations or cash flows related to these contracts.

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

             None

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

                                   SIGNATURES

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

November 10, 1999

                                  EXHIBIT INDEX



11.   Statement re computation of per share earnings.


27.   Financial Data Schedule.


---------------