Form 10-K405
period 1999-12-31
AMERICAN PRECISION INDUSTRIES INC
filed 2000-03-30
CIK 5657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


 (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________
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

        Registrant's telephone number, including area code (716) 684-9700

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
 COMMON STOCK, $.66-2/3 PAR VALUE                 NEW YORK STOCK EXCHANGE
     (Title of each class)                       (Name of each exchange on
                                                      which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 21, 2000 was approximately $125,853,688.

The number of shares of Registrant's Common Stock outstanding on: March 21, 2000 was 6,913,122.

The Company's Information Statement pursuant to section 14 (f) of the Securities Exchange Act of 1934 dated February 24, 2000 is incorporated by reference in
Part III of this Form 10-K.

             Exhibit Index can be found on page 59 of this document.

AMERICAN PRECISION INDUSTRIES INC.
FORM 10-K ANNUAL REPORT
For the year ended December 31, 1999

                                TABLE OF CONTENTS


                  Item                                                                              Page
                  ----                                                                              ----
Part I               1  Business
                        a.       Products and Marketing.........................................    3-5
                        b.       Competition....................................................      5
                        c.       Backlog........................................................      5
                        d.       Suppliers......................................................      6
                        e.       Patents and Licenses...........................................      6
                        f.       Customers......................................................      6
                        g.       Research and Development.......................................      6
                        h.       Environmental Matters..........................................    6-8
                        i.       Employees......................................................      8
                        j.       Lines of Business and Industry Segment Information.............      9
                        k.       Foreign Operations.............................................      9
                     2  Properties  ............................................................  10-11
                     3  Legal Proceedings                                                            11
                     4  Submission of Matters to a Vote of Security Holders.....................     11

Part II              5  Market For Registrant's Common Equity and Related Stockholder Matters...     12
                     6  Selected Financial Data.................................................     13
                     7  Management's Discussion and Analysis of
                              Financial Condition and Results of Operations.....................  14-17
                    7A  Quantitative and Qualitative Disclosures About Market Risk..............     18
                     8  Financial Statements and Supplementary Data.............................  19-46
                     9  Changes In and Disagreements With Accountants
                              on Accounting and Financial Disclosure............................     46

Part III            10  Directors and Executive Officers of the Registrant......................     47
                    11  Executive Compensation..................................................     47
                    12  Security Ownership of Certain Beneficial Owners
                              and Management....................................................     47
                    13  Certain Relationships and Related Transactions..........................     47

Part IV             14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  48-56

                        Signatures   ...........................................................  57-58

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

                API MOTION INC

                API Motion Inc., comprised of API CONTROLS, API DELTRAN, API GETTYS, API HAROWE, API PORTESCAP, API POSITRAN, API ELMO, API DELEVAN, AND API SMD, is a designer and manufacturer of high performance precision motion control products and systems and inductive devices.

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

                API GETTYS designs and manufactures precision servo and step motors for a broad range of applications. Product families include DC brush and AC servo motors and step motors with linear actuating assemblies. The Turbo series of step and servomotors are NEMA-standard, high performance designs available in several frame, length and feedback variations.

                API HAROWE designs and manufactures high performance resolvers, encoders, and other specialty rotating electromagnetic components for industrial, medical, military and commercial aviation applications. Their Digital Resolver feedback package provides an ideal feedback solution for rugged operations such as welding, machine tools, and similar industrial applications.

                API PORTESCAP participates in the market for high performance, miniature motors. It develops, manufactures and markets ironless DC motors, brushless DC motors, disc magnet stepper motors and complementary reduction gearboxes, DC tachogenerators, and magnetic encoders. API Portescap also offers a line of small frame brushless DC motors that can be provided in over 3,600 different model variations, allowing it to respond to a wide variety of markets such as medical instrumentation. In addition, API Portescap markets higher power ironless-rotor motors, iron core DC motors, and electronic drive circuits.

                API Portescap's products are used by a number of business sectors. Applications for these products typically include the following features: (i) small size and light weight relative to the power output; (ii) low inertia which allows the motor to reach high speed in a very short time; (iii) low electrical energy consumption; and (iv) reliable and long service lives.

                API POSITRAN offers high quality gearboxes designed and manufactured in its ISO 9001 certified facility. The gearboxes are available in offset, in-line, right angle and linear geometric choices, utilizing three technology alternatives - spur, bevel, and worm and wheel. The gearboxes provide an efficient match of high-speed motors to lower speed loads, thus enabling the drive and control electronics to operate more efficiently. This results in less heat loss and smaller actuators.

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

                API DELEVAN and API SMD design, manufacture and market an extensive line of quality printed circuit board through-hole and surface-mount inductors, EMI/RFI and transformer components to satisfy various electrical and electronic filtering requirements. This group concentrates on producing high performance inductive devices to meet stringent government and customer specifications relating to product quality, reliability and dependability. Both of these operations have been ISO 9001 certified since 1994.

                The markets served by API Delevan and API SMD are comprised of a large number of OEM and distribution channels who serve primarily the non-consumer electronics industry. API's markets are the higher-grade industrial applications such as avionics, aerospace and medical equipment. Sales growth is oriented toward specialty niche markets and custom components to augment its large offering of standard catalog products.

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

                API BASCO manufactures a full line of standard and custom shell and tube heat exchangers, plate fin intercoolers and aftercoolers, serving the compressor, air separation, chemical, petrochemical, and general industrial markets.

                API AIRTECH manufactures a complete line of air-cooled aluminum heat exchangers including bar and plate, fan cooled, and refrigerated exchangers. The end markets include compressors, machine tools, turbo-generators, construction equipment, and truck and bus manufacturers. Operations are based in a modern 82,000 square foot facility which is designed to accommodate future growth needs.

                API KETEMA has a strong position in both the general industrial and refrigeration heat transfer marketplace. This division manufactures shell and tube heat exchangers, chiller barrels, condensers, flooded evaporators and industrial packaged chillers.

                API SCHMIDT-BRETTEN, with principal facilities located in Germany, designs and manufactures gasketed, welded, and brazed plate exchangers for the chemical and food markets. The plate-type heat exchanger products offer flexible design, high efficiencies and easy disassembly for cleaning or plate replacement. API Schmidt-Bretten also provides plate products to the U.S. market. In addition, its marketing organization allows API Heat Transfer to pursue the sale of its U.S. manufactured products into Europe.

                EURO CONVERSION

                On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). In 1999 these countries began using the Euro as their single currency, while still continuing to use their own notes and coins for cash transactions. Bank notes and coins denominated in Euros are expected to be put in circulation and local notes and coins will cease to be legal tender during 2002.

                API conducts a material amount of business in these countries. Introduction of the Euro has not resulted in any material adverse impact on the Company's financial condition, liquidity or results of operations.

         b.     COMPETITION

                In each of its segments the Company faces substantial competition from a number of companies, some of which have offshore manufacturing facilities. Some of these competitors are larger and have greater resources. The Company continues to be faced with strong global competition and cost reduction pressures.

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

         c.     BACKLOG

                The Company's backlog of unfilled orders believed to be firm at December 31, 1999 was approximately $73,396,000. Most backlog orders are expected to be completed in the current fiscal year. The following table shows the backlog of orders for products associated with the two business segments:

                      (In thousands)                                       API Heat
                                               API Motion                  Transfer                  Total
                                               ----------                  --------                  -----
                           1999                  $52,472                   $20,924                  $73,396
                           1998                  $51,274                   $24,233                  $75,507


                The increase in backlog in the Motion Technologies segment is principally due to the acquisition of API Elmo offset by decreases in OEM components caused by customer trends of converting to "just in time" delivery requirements. Backlog has decreased for the Heat Transfer segment primarily due to weakness in the U.S. industrial compressor market and reductions in orders for shell and tube heat exchangers.

         d.     SUPPLIERS

                The Company is not dependent upon any single supplier for any of the raw materials used in manufacturing its products and has not encountered significant difficulties in purchasing sufficient quantities of raw materials on the open market. The Company has initiated actions to establish primary and second-tier preferred suppliers for significant raw materials. These supply chain management initiatives has resulted in closer alliances with suppliers with a focus on cost reductions and improved service levels.

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

         f.     CUSTOMERS

                During 1999, no single customer accounted for more than 10% of consolidated sales.

         g.     RESEARCH AND PRODUCT DEVELOPMENT

                The Company charges earnings directly for research and product development expenses. Costs for Company-sponsored programs, excluding capital expenditures, were approximately $5,174,000, $4,917,000, and $3,667,000, in 1999, 1998, and 1997,
                respectively.

         h.     ENVIRONMENTAL MATTERS

                - In April 1998, API Harowe Inc. ("Harowe") was notified by the owner of the real property in West Chester, Pennsylvania, at which Harowe leases its facility, that there was alleged contamination at the facility. The owner claims that Harowe is responsible for the remediation cost and other damages arising out of that alleged contamination. The owner, on its own initiative, undertook certain soil remediation activities at its own expense.

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

                    During 1999, the consultant has expanded its proposed scope of work for the Remedial Investigation and Risk Assessment ("RI/RA") to include the installation of additional deep wells and off-site wells to evaluate further the possibility that the deep groundwater table and off-site groundwater have been impacted by contamination at the Harowe leased property. In addition, a well survey will be performed to determine whether there are any off-site wells in use which may be impacted by contamination at the site. These additional activities are expected to increase the cost of the RI/RA work by approximately $70,000.

                    A video inspection of the on-site sanitary sewer line was performed on October 26, 1999. That inspection revealed that some fittings on the line were separated or eroded to the extent that water could be observed leaking through them. Thus, historical leakage from this line could possibly have been a contributing source of the groundwater impacts found at the site.

                    Harowe intends to proceed along the lines suggested in the consultant's proposal, without admitting responsibility for all of the contamination found on the site. The Company has also made a demand on Hawker Siddeley Holdings Inc., from whom the Company purchased Harowe, to indemnify and hold the Company harmless from any damages arising out of this situation.

         - In 1987, Transicoil Inc., which was formerly owned by Portescap U.S. Inc., a subsidiary of the Company acquired in 1997, was notified that the North Penn site in Pennsylvania on which its operations had been located was nominated for inclusion on the U.S. Environmental Protection Agency's ("EPA") National Priorities List of hazardous waste sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In 1988, Portescap U.S. Inc., as well as Transicoil, Eagle-Picher Industries, Inc. (the owner of Transicoil at that time), other prior owners and the then owner of the

                    North Penn Site, were named by the EPA as "potentially responsible parties" ("PRPs") under CERCLA which imposes joint and several liability on each PRP for the cleanup of the site. Portescap U.S. Inc. denied liability and denied that it was a proper PRP. An investigation of the North Penn Site, performed by independent consultants at the request of the EPA, revealed the presence of contamination. In 1989, Eagle-Picher, Transicoil and the EPA entered into an administrative consent order, pursuant to which Eagle-Picher and Transicoil agreed to prepare a Remedial Investigation Report and a Feasibility Study of the North Penn Site. However, in 1991, prior to completion of either the Remedial Investigation Report or the Feasibility Study, Eagle-Picher and Transicoil filed for bankruptcy and were subsequently discharged from any liability for environmental contamination at the North Penn Site. In mid-1995, Portescap U.S. Inc. agreed in principle with one of the prior owners and operators of the North Penn Site to pay, on an equal shares basis, up to $15,000 toward installation of drinking water filtration systems at several homes in the vicinity of the North Penn Site. In August 1995, the EPA issued a unilateral order requiring certain prior and present owners and operators of the North Penn Site to undertake various remedial actions. The EPA, however, did not name Portescap U.S. Inc. as a party to that order, although it subsequently served Portescap U.S. Inc. with a formal request for information concerning its past relationship with Transicoil and the North Penn Site. In October 1995, Portescap U.S. Inc. received notice of an indemnification claim asserted against it by a prior owner of the North Penn Site. Portescap U.S. Inc. informed the entity that asserted the indemnification claim that it denies liability under that claim and that it will vigorously defend itself against that claim.

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

                    Inter Scan Holding Ltd., from whom API acquired Portescap, has agreed to indemnify API, Portescap and its subsidiaries for any losses, as defined, which arise out of any violation of environmental laws or disposal of hazardous waste at the North Penn Site up to a maximum of 2,000,000 CHF (approximately $1,250,000). Indemnification on any such claims asserted after October 8, 1998 are limited to 1,000,000 CHF (approximately $625,000).

         i.       EMPLOYEES

                  At December 31, 1999, 2,178 persons were employed by the Company.

         j.       LINES OF BUSINESS AND INDUSTRY SEGMENT INFORMATION

                  API's manufacturing operations in 1999 were carried on through subsidiaries. Operations are classified into two industry segments based upon the characteristics of manufacturing processes and the nature of markets served. The manufacturing units which currently comprise the segments and their principal products are as follows:

                    API MOTION:
                        API Controls                          Servo and stepper motor drives, power supplies and
                                                              motion controllers
                        API Deltran                           Electro-magnetic clutches and brakes
                        API Deltran (St. Kitts)               Electro-magnetic clutches and brakes
                        API Gettys                            AC and DC servo motors and stepper motors
                        API Harowe                            Resolvers and encoders
                        API Harowe (St. Kitts)                Resolvers and brushless DC motors
                        API Portescap                         DC, brushless DC and disc magnet stepper motors
                        API Positran                          Gearboxes and actuators
                        API Elmo                              Specialty electric induction and servo motors
                        API Delevan                           Axial-leaded inductors
                        API SMD                               Surface mounted inductors

                    API HEAT TRANSFER:
                        API Basco                             Shell and tube heat exchangers
                        API Airtech                           Air cooled aluminum heat exchangers
                        API Ketema                            Packaged chillers, refrigeration condensers, and shell
                                                              and tube heat exchangers
                        API Schmidt-Bretten (Germany)         Plate heat exchangers, evaporators and thermal
                                                              processing systems
                        API Schmidt-Bretten (U.S.)            Plate heat exchangers, evaporators and thermal
                                                              processing systems

                Amounts of revenue from sales to unaffiliated customers, operating profit or loss, and identifiable assets for the three years ended December 31, 1999, are included in Note L of the notes to consolidated financial statements included in this report.

         k.     FOREIGN OPERATIONS

                Export sales from North America are primarily to Europe and to other countries within North America. Export sales from Europe are principally to countries within their geographic segment. These sales comprise approximately 34%, 31%, and 29%, of consolidated sales for 1999, 1998, and 1997, respectively. The foreign sales are not believed to be subject to any risks other than those normally associated with the conduct of business in friendly nations having stable governments. Additional information relating to geographic operating data is included in Note L of the notes to consolidated financial statements included in this report.

ITEM 2.  PROPERTIES

                The location of API's manufacturing facilities and their approximate size in terms of floor area are as follows:

                                                                                                               Floor Area
                                                        Location                                               (Sq. Ft.)
                                                        --------                                               ---------
                      API MOTION:
                         API Controls and API Deltran,                                                           43,700
                               Amherst, New York (Hazelwood Drive)
                         API Gettys, Racine Wisconsin                                                            88,000
                               (North Green Bay Road)
                         API Harowe and API Portescap U.S.,                                                      34,500
                               West Chester, Pennsylvania
                               (Westtown Road)
                         API Harowe (St. Kitts) Ltd. and                                                         11,500
                               API Deltran (St. Kitts.) Ltd., St. Kitts, West Indies
                               (Bourkes Road)
                         API Portescap, La Chaux-de-Fonds, Switzerland                                          126,500
                               (157, rue Jardiniere) and
                               Marly, Switzerland (Route de Chesalles 1)                                         20,800
                         API Positran, Ringwood, England                                                         28,000
                               (Headlands Business Park)
                         API Elmo AB, Flen Sweden                                                               152,000
                               (Industrivagen 7)
                         API Delevan, East Aurora, New York                                                      50,000
                               (Quaker Road)
                         API SMD, Arcade, New York                                                               23,500
                               (North Street)

                      API HEAT TRANSFER:
                         API Basco, Buffalo, New York                                                           115,600
                               (Walden Avenue)
                         API Airtech and API Schmidt-Bretten,                                                    82,000
                               Arcade, New York (North Street)
                         API Ketema, Grand Prairie, Texas                                                       150,000
                               (West Marshall Drive)
                         API Schmidt-Bretten GmbH, Bretten, Germany                                             100,000
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

                The facilities leased by API are as follows:

                                                                                           Approximate
                                                                                              Annual           Leased
                                         Facility Location                                    Rental           Until
                                         -----------------                                    ------           -----
                  Bourkes Road (API Harowe (St. Kitts) Ltd. and                                $14,000          2003
                        API Deltran (St. Kitts) Ltd.)
                  Hazelwood Drive (API Controls and API Deltran)                              $157,000          2002
                  Westtown Road (API Harowe)                                                  $205,000        2000/2001
                  Pforzheim Strasse (API Schmidt-Bretten GmbH)                                $198,000          2001

                In addition, subsidiaries of API Portescap lease office space in Pforzheim (Germany), Creteil (France), Tokyo (Japan), and Stockholm (Sweden). A sales subsidiary of API Schmidt-Bretten GmbH leases office space in Leeuwarden, the Netherlands. The approximate aggregate annual rentals for these sales offices is $.2 million. The lease terms range from 2000 to 2003, and the aggregate square footage is approximately 15,500.

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

                                     Quarterly Stock Price Data
                  ----------------------------------------------------------
                  Fiscal Year 1999:               High                Low
                  -----------------
                  First Quarter                  $11.00              $  8.75
                  Second Quarter                 $12.63              $  9.25
                  Third Quarter                  $11.00              $  9.19
                  Fourth Quarter                 $11.13              $  8.25

                  Fiscal Year 1998:
                  First Quarter                  $21.00              $17.00
                  Second Quarter                 $19.50              $14.38
                  Third Quarter                  $16.56              $11.00
                  Fourth Quarter                 $14.50              $ 9.50

                As of December 31, 1999, there were 812 shareholders of record. Effective in the first quarter of 1997, the Company decided to eliminate its quarterly cash dividend and to retain the cash for expansion and acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA
         FIVE YEAR FINANCIAL SUMMARY
         (Dollars in thousands, except per share amounts)


                                           1999          1998          1997          1996          1995
                                           ----          ----          ----          ----          ----
Operations
Net sales                              $236,333      $216,615      $184,070      $116,783      $ 82,403
Gross profit                           $ 68,643      $ 66,301      $ 56,863      $ 39,131      $ 27,114
Earnings before Interest, Taxes,
  Depreciation and Amortization        $ 28,105      $ 23,508      $ 22,534      $ 15,074      $ 10,053
Interest and debt expense,
  net of investment (income)           $  3,839      $  3,356      $  2,753      $    968      $    (19)
Depreciation and amortization          $ 11,882      $  9,411      $  7,434      $  3,785      $  2,594
Net earnings available to
  common shareholders                  $  6,309      $  6,358      $  8,291      $  6,525      $  4,731
Capital expenditures                   $  9,571      $  9,285      $  8,737      $  8,319      $  4,585
                                       --------      --------      --------      --------      --------
Balance Sheet
Working capital                        $ 41,314      $ 43,395      $ 36,296      $ 24,192      $ 18,463
Current ratio                               1.9           2.0           1.8           2.4           2.4
Property, plant and equipment, net     $ 65,388      $ 53,660      $ 52,647      $ 27,206      $ 12,269
Total assets                           $188,370      $169,265      $162,670      $ 82,012      $ 57,791
Long-term liabilities                  $ 58,962      $ 40,559      $ 40,298      $ 24,674      $ 10,292
Shareholders' equity                   $ 81,090      $ 84,468      $ 76,600      $ 40,544      $ 34,347
                                       --------      --------      --------      --------      --------
Ratio Analysis
Gross profit (% of net sales)              29.0%         30.6%         30.9%         33.5%         32.9%
Earnings before income taxes
  (% of net sales)                          5.2%          4.9%          6.6%          8.6%          8.8%
Net earnings available to common
  shareholders (% of net sales)             2.7%          2.9%          4.5%          5.6%          5.7%
Long-term liabilities to total
  capitalization                           42.1%         32.4%         34.5%         37.8%         23.1%
Interest coverage ratio                     4.2           4.1           5.2           8.7          31.3
                                       --------      --------      --------      --------      --------
Per Common Share
Market price range:
High                                   $  12.63      $  21.00      $  26.00      $  20.25      $  14.75
Low                                    $   8.25      $   9.50      $  16.25      $  10.75      $   7.63
Year-end                               $   8.50      $  10.31      $  20.81      $  20.25      $  11.13
Net earnings per weighted
  average common share:
  - basic                                $   0.86      $   0.85      $   1.12      $   0.91      $   0.67
  - diluted                              $   0.85      $   0.68      $   0.97      $   0.88      $   0.65
Shareholders' equity per
  common share                         $   7.97      $   7.80      $   6.78      $   5.56      $   4.82
                                       --------      --------      --------      --------      --------
Other
Number of shares outstanding
at year end                               6,889         7,479         7,438         7,292         7,128
Weighted average shares
  outstanding:
  - basic                                 7,290         7,464         7,381         7,190         7,090
  - diluted                               7,416         9,378         8,537         7,452         7,262
Effective tax rate                         34.1%         40.5%         32.0%         34.7%         34.5%
Shareholders                                812           862           948         1,015         1,076
Employees                                 2,178         1,976         2,043         1,309         1,033

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL REVIEW - OPERATIONS

         NET SALES

         Consolidated net sales in 1999 were $236.3 million, compared with $216.6 million in 1998, an increase of $19.7 million or 9.1%. Of the increase, $27.8 million was due to the acquisition on February 1, 1999 of Elmo Industrier AB ("Elmo"), a Swedish motor manufacturer. Offsetting this increase were sales decreases of API Motion's brake, clutch, control and motor products and API Heat Transfer's shell and tube heat exchangers. These declines were the result of weak market conditions in the semi-conductor, factory and office automation, medical instruments and compressor industries.

         In 1998, consolidated net sales were $216.6 million, an increase of 17.7% as compared with 1997 net sales. The ownership of API Portescap for a full 12 months in 1998, higher sales of API Motion's brakes, clutches, feedback and components products and of API Heat Transfer's air-cooled and plate and frame products accounted for the sales increase.

         COST OF PRODUCTS SOLD

         The cost of products sold in 1999 was $167.7 million, compared with $150.3 million in 1998, an increase of $17.4 million, or 11.6%. Cost of products sold which resulted from the acquisition of Elmo was not fully offset by the lower cost of products sold resulting from lower sales volume and cost reduction actions at API's other businesses.

         In 1998, cost of products sold was $150.3 million, a $23.1 million increase as compared with 1997. The majority of the increase resulted from the ownership for a full 12 months in 1998 of API Schmidt-Bretten (acquired January 30, 1997) and API Portescap (acquired July 8, 1997). Also impacting 1998 cost of products sold were higher costs due to operational inefficiencies at API Heat Transfer's air-cooled products facility, product introduction costs at API Motion offset by a $1.2 million reduction in API Portescap's inventory obsolescence reserve.

         SELLING AND ADMINISTRATIVE

         Selling and administrative expenses were $47.3 million in 1999, an amount equal to 1998 expenses. Selling cost increases resulting from the acquisition on February 1, 1999 of Elmo were offset by lower selling expense at other units due to lower sales volume and cost reductions.

         Selling and administrative expenses in 1998 were $47.3 million as compared with $38.0 million in 1997. The majority of the increase was due to the ownership for a full 12 months in 1998 of API Schmidt-Bretten and API Portescap. Product introduction costs at API Motion plus higher sales volumes accounted for the balance of the increase.

         RESEARCH AND PRODUCT DEVELOPMENT

         Research and product development expenses were $5.2 million in 1999, compared with $4.9 million in the prior year. Product development costs at Elmo accounted for the increase.

         Research and product development costs in 1998 increased to $4.9 million from $3.7 million in 1997. Ownership of API Schmidt-Bretten and API Portescap for a full 12 months in 1998 and higher product development costs for air-cooled heat exchangers, turbo motors, brakes and clutches accounted for the increase.

         INTEREST AND DEBT EXPENSE, NET OF INVESTMENT INCOME

         Interest and debt expense in 1999 was $3.8 million, compared with $3.4 million in 1998. Interest costs for debt related to the acquisition of Elmo more than offset the lower interest cost of non-Elmo related debt resulting from principal repayments.

         Interest and debt expense in 1998 was $3.4 million as compared with $2.8 million in 1997. The ownership of API Portescap for a full year in 1998, costs associated with the establishment of a $100 million, multi-currency revolving credit facility in August 1998 and lower investment income was only partially offset by lower interest rates in Switzerland and the U.S.

         INCOME TAXES

         Income taxes in 1999 were $4.2 million, a rate of 34.1% of earnings before income taxes. The tax rate reflects the geographic mix of earnings and the Swiss tax holiday granted by the Neuchatel Canton in December 1998 and the Swiss federal government in early 1999. Income tax expense for 1999 includes a $.2 million charge resulting primarily from the write-down of net deferred tax assets associated with operating loss carryforwards on API Portescap's balance sheet at acquisition which have a lower future value due to the granting in 1999 of the Swiss federal tax holiday.

         Income taxes in 1998 were $4.3 million, a rate of 40.5% of earnings before income taxes. This included $.6 million of tax expense resulting from the granting of a 10-year tax holiday for API Portescap by the Swiss canton of Neuchatel. The $.6 million charge reflected in the 1998 tax provision resulted primarily from the write-down of net deferred tax assets associated with operating loss carryforwards recorded on the balance sheet at API Portescap's acquisition which have a lower future value as a result of the Swiss cantonal tax holiday.

         Excluding the unusual charges, API's 1999 consolidated tax rate was 32.3% as compared with 35.0% in 1998 and 32.0% in 1997. The 1999 decrease in rate from 1998 reflects changes in API's geographical mix of earnings. Non-recurring adjustments to pre-1997 provisions following the completion of audits also lowered the 1998 and 1997 rates.

         NET EARNINGS

         Net earnings in 1999 were $8.1 million, compared with $6.4 million in 1998. The acquisition of Elmo and cost reductions at other units offset the impact of lower sales volume due to the weak market conditions affecting major market segments served by API Motion and API Heat Transfer.

         NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

         On January 1, 1999, a dividend began to accrue on API's 7% Convertible Preferred Stock. The 1999 accrued preferred dividend was approximately $1.8 million. 1999 net earnings available to common shareholders was thus $6.3 million as compared with $6.4 million in 1998 (when the preferred stock was dividend free).

         BUSINESS SEGMENT DISCUSSION

         API MOTION: 1999 sales were $145.7 million, an increase of $24.2 million when compared with 1998. The February acquisition of Elmo Industrier AB, a Swedish motor manufacturer, added $27.8 million to 1999 sales. Offsetting this increase were lower sales due to weak market conditions in the semiconductor, factory and office automation and medical instruments markets and the impact of a strong U.S. dollar when translating the sales of API Motion's Swiss subsidiary.

         API Motion's 1999 operating profit was $12.5 million, a 31.1% increase when compared with $9.5 million in 1998. Lower product introduction and development costs, the acquisition of Elmo and cost reduction programs accounted for the increase.

         API HEAT TRANSFER: In 1999, net sales were $90.6 million compared with $95.1 million in 1998. The 4.7% decrease was the result of weak market conditions in the U.S. compressor industry resulting in lower demand for shell and tube products and the impact of a stronger U.S. dollar when translating the sales of API Heat Transfer's German subsidiary. These factors more than offset growth in demand for API Heat Transfer's plate and frame products.

         API Heat Transfer's 1999 operating profit was $8.7 million, a 3.5% decline when compared with $9.1 million in 1998. The reduced operating profit due to the $4.5 million lower sales was not fully offset by cost reductions.

         YEAR 2000 INITIATIVES

         As previously reported, over the past several years the Company has developed and implemented a plan to address the anticipated impacts of the so-called Year 2000 ("Y2K") problem on our information technology
         (IT) systems and on non-IT systems involving embedded chip technologies. This plan also included the survey of selected third parties to determine the status of their Year 2000 compliance programs. In addition, we developed contingency plans specifying what the Company would do if we or important third parties experienced disruptions to critical business activities as a result of the Year 2000 problem.

         API's Year 2000 plan was completed in all material respects prior to the anticipated Year 2000 failure dates. As of March 21, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its customers, suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

         As of December 31, 1999, costs for U.S. operations for Y2K related hardware and software upgrades were approximately $.4 million. The 1999 cost to complete the implementation of information systems at Schmidt-Bretten Germany was approximately $.2 million, while the 1999 compliance cost for Elmo was approximately $.1 million. Costs specifically related to Y2K compliance at Portescap approximated $.5 million.

         FINANCIAL POSITION

         The Company's liquidity is primarily generated from operations. In addition, short-term lines of credit totaling $9.5 million and revolving credit of $62.9 million were available at December 31, 1999.

         On August 31, 1998, the Company signed an agreement with Marine Midland Bank (now known as HSBC Bank) and Fleet National Bank for a $100 million, multi-currency, five-year unsecured Revolving Credit Facility. This replaced the Company's $20 million Revolving Credit Facility. Twenty-five million dollars of the new facility is available for general corporate purposes. The balance is available for potential acquisitions. The facility is guaranteed by the Company's U.S. subsidiaries. At December 31, 1999, borrowings under the Revolving Credit Facility were $37.0 million, as compared to $18.3 million at December 31, 1998.

         In February 1999, the Company's Directors approved a program that authorized the repurchase from time to time of up to $5 million of its common stock. The authorization was increased in November 1999 by an additional $5 million. As of December 31, 1999, the Company had repurchased 627,300 shares at a cost of $6.5 million under these authorizations.

         Information on the Company's liquidity position for the past three years is as follows:

                 (Dollars in thousands)                                              1999            1998           1997
                 ----------------------                                              ----            ----           ----
                Net working capital                                               $41,314         $43,395        $36,296
                Current ratio                                                         1.9             2.0            1.8
                Cash flow from operating activities                               $21,983         $11,178         $6,336
                Cash and cash equivalents                                          $4,227          $3,856         $2,313
                Capital expenditures                                               $9,571          $9,285         $8,737

         The lower 1999 net working capital as compared with 1998 is the net result of a decrease in inventory from reduction programs and from lower translated dollar values of foreign unit inventories, offset by the acquired net working capital at Elmo (acquired February 1999). The cash produced from the inventory reduction helped fund long-term debt reductions, common stock repurchases and preferred dividends.

         Cash flow from operations increased to $22.0 million in 1999 from $11.2 million in 1998. The acquisition of Elmo and decreases in overall inventory levels contributed to this $10.8 million increase in cash flow from operations.

         Capital expenditures in 1999 were $9.6 million compared with $9.3 million in 1998. The acquisition of Elmo and spending by API Motion to improve the API Portescap facility and support product introduction at other facilities offset lower spending at API Heat Transfer.

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

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations which consist of a revolving credit facility, industrial revenue bonds and various term loans. The majority of these debt obligations have variable interest rates, primarily based on the London Interbank Offered Rate (LIBOR) and an index rate based on short-term federal tax exempt obligations. At December 31, 1999 and December 31, 1998, the carrying value and fair value under these obligations were approximately $69 million and $49 million, respectively. If these variable interest rates were to change by 10%, the impact on consolidated interest expense would be approximately $.4 million and $.2 million for 1999 and 1998, respectively.

         The Company's exposure to market risk for changes in foreign currency exchange rates arises from investment in and intercompany balances with foreign subsidiaries, receivables, payables, and firm commitments arising from international transactions. The Company attempts to have all such transaction exposures hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, selectively through derivative financial instruments with third parties using forward agreements. At December 31, 1999 there were nine outstanding forward agreements with aggregate fair values of approximately $3 million with associated settlement dates identified in the six-month period ending June 30, 2000. At December 31, 1998 one forward agreement with a settlement date of April 30, 1999 was outstanding with a fair value of approximately $.3 million. A 10% change in foreign exchange rates would not have a material impact on the fair value of the forward agreements or the Company's results of operations or cash flows related to those contracts.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is continuing its process of analyzing and assessing the impact that this new standard is expected to have on its consolidated results of operations, cash flows and financial position, but has not yet reached any conclusions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         REPORT OF INDEPENDENT ACCOUNTANTS
         To the Board of Directors and Shareholders of American Precision Industries Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of American Precision Industries Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note P to the financial statements, on February 15, 2000 the Company entered into an agreement and plan of merger providing for the acquisition of American Precision Industries, Inc. by Danaher Corporation.

         PricewaterhouseCoopers LLP



         Buffalo, New York
         February 14, 2000

                CONSOLIDATED BALANCE SHEET

                (Dollars in thousands, except per share data)

                                                                                           DECEMBER 31,       DECEMBER 31,
                                                                                               1999                1998
                                                                                               ----                ----
                ASSETS

                Current Assets
                     Cash and cash equivalents                                               $  4,227            $  3,856
                     Accounts receivable less allowance for
                      doubtful accounts of $864 and $971                                       37,721              33,309
                     Inventories - net                                                         41,266              43,715
                     Prepaid expenses                                                           3,967               4,081
                     Deferred income taxes                                                      2,451               2,672
                ----------------------------------------------------------------------------------------------------------
                Total Current Assets                                                           89,632              87,633
                ----------------------------------------------------------------------------------------------------------
                Other Assets
                     Cost in excess of net assets acquired - net                               25,636              20,129
                     Prepaid pension costs                                                      1,398               1,747
                     Net cash value of life insurance                                           3,883               3,752
                     Other                                                                      2,433               2,344
                ----------------------------------------------------------------------------------------------------------
                Total Other Assets                                                             33,350              27,972
                ----------------------------------------------------------------------------------------------------------
                Property, Plant and Equipment
                     Gross                                                                    106,293              85,356
                     Less accumulated depreciation                                             40,905              31,696
                ----------------------------------------------------------------------------------------------------------
                Property, Plant and Equipment - net                                            65,388              53,660
                ----------------------------------------------------------------------------------------------------------
                Total Assets                                                                $ 188,370           $ 169,265


                See Accompanying Notes to Consolidated Financial Statements

                (Dollars in thousands, except per share data)                              DECEMBER 31,         DECEMBER 31,
                                                                                               1999                1998
                                                                                               ----                ----
                LIABILITIES AND SHAREHOLDERS' EQUITY

                Current Liabilities
                     Short-term obligations                                                  $ 13,271            $ 14,158
                     Accounts payable                                                          14,466              14,784
                     Accrued compensation and payroll taxes                                     9,258               6,838
                     Other liabilities and accrued expenses                                     8,446               7,071
                     Dividends payable                                                            458                   0
                     Current portion of long-term obligations                                   2,419               1,387
                ----------------------------------------------------------------------------------------------------------
                Total Current Liabilities                                                      48,318              44,238
                ----------------------------------------------------------------------------------------------------------
                Deferred Income Taxes                                                           2,194               2,111
                Other Noncurrent Liabilities                                                    3,206               3,964
                Long-Term Obligations, less current portion                                    53,562              34,484

                Shareholders' Equity
                      Series B seven percent (7%) cumulative convertible
                             preferred stock, par value $1.00 a share,
                             1,236,337 shares issued and outstanding                           26,156              26,156
                      Common stock, par value $.66 2/3 a share
                             Authorized - 30,000,000 shares
                             Issued - 7,890,884 and 7,853,635 shares                            5,259               5,234
                      Additional paid-in capital                                               14,067              13,707
                      Retained earnings                                                        48,239              41,930
                      Accumulated other comprehensive (loss) income                           (3,307)                 279
                ----------------------------------------------------------------------------------------------------------
                                                                                               90,414              87,306
                      Less cost of treasury shares, 1,001,562 and 374,262                       9,324               2,838
                ----------------------------------------------------------------------------------------------------------
                Total Shareholders' Equity                                                     81,090              84,468
                ----------------------------------------------------------------------------------------------------------
                Total Liabilities and Shareholders' Equity                                  $ 188,370           $ 169,265


                See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENT OF EARNINGS


                (Dollars in thousands, except per share data)                          1999          1998          1997
                ---------------------------------------------                          ----          ----          ----
                Net Sales                                                            $236,333      $216,615      $184,070
                Costs and Expenses
                     Cost of products sold                                            167,690       150,314       127,207
                     Selling and administrative                                        47,279        47,342        38,047
                     Research and product development                                   5,174         4,917         3,667
                     Interest and debt expense, net of investment income                3,839         3,356         2,753
                     Other expense                                                         --            --           210
                ----------------------------------------------------------------------------------------------------------
                                                                                      223,982       205,929       171,884
                ----------------------------------------------------------------------------------------------------------
                Earnings Before Income Taxes                                           12,351        10,686        12,186
                Income Taxes                                                            4,211         4,328         3,895
                ----------------------------------------------------------------------------------------------------------
                Net Earnings                                                         $  8,140      $  6,358      $  8,291
                ----------------------------------------------------------------------------------------------------------
                Preferred stock dividend                                                1,831            --            --
                Net Earnings Available to Common Shareholders                        $  6,309      $  6,358      $  8,291
                                                                               -------------------------------------------
                Earnings Per Common Share
                    Basic                                                             $   .86       $   .85       $  1.12
                    Diluted                                                           $   .85       $   .68       $   .97
                                                                               -------------------------------------------


                See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                (Dollars in thousands)                                                  1999          1998          1997
                ----------------------                                                  ----          ----          ----
                Net Earnings                                                         $  8,140      $  6,358      $  8,291
                Other Comprehensive (Loss) Income, net of tax:
                     Foreign Currency Translation Adjustment                          (3,675)         1,113          (526)
                     Minimum Pension Liability Adjustment                                  89          (230)           (4)
                                                                               -------------------------------------------
                Total Other Comprehensive (Loss) Income                                (3,586)          883          (530)
                                                                               -------------------------------------------
                Comprehensive Income                                                 $  4,554      $  7,241      $  7,761
                                                                               -------------------------------------------


                See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                           Accumulated other
                                                                                                      comprehensive (loss) income
                                                                                                      ---------------------------
                                                                                                        Equity
                                                                                                      Adjustment
                                                                                                          from           Minimum
                                     Preferred Stock      Common Stock       Additional                  Foreign         Pension
(In thousands,                      ----------------     ----------------     Paid-in      Retained      Currency        Liability
except per share data)              Shares    Amount     Shares    Amount     Capital      Earnings    Translation        Change
----------------------              ------    ------     ------    ------     -------      --------    -----------        ------
Balance at
January 3, 1997                       --          --     7,666     $5,110     $11,065     $ 27,281           --           $ (74)
Net earnings - 1997                   --          --        --         --          --        8,291           --              --
Stock options exercised, net          --          --       146         97       1,518           --           --              --
Securities issued in
  Portescap acquisition:
  Series B preferred stock         1,236      26,156        --         --          --           --           --              --
  Warrants                            --          --        --         --         524           --           --              --
Minimum pension liability,
  net of tax                          --          --        --         --          --           --           --              (4)
Equity adjustment from foreign
  currency translation                --          --        --         --          --           --         (526)             --
----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1997                  1,236      26,156     7,812      5,207      13,107       35,572         (526)            (78)
Net earnings - 1998                   --          --        --         --          --        6,358           --              --
Stock options exercised, net          --          --        42         27         418           --           --              --
Directors options                     --          --        --         --         182           --           --              --
Minimum pension liability,
  net of tax                          --          --        --         --          --           --           --            (230)
Equity adjustment from foreign
currency translation                  --          --        --         --          --           --        1,113              --
----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1998                  1,236      26,156     7,854      5,234      13,707       41,930          587            (308)
Net earnings - 1999                   --          --        --         --          --        8,140           --              --
Dividends declared on Series B
  seven percent (7%) convertible
  preferred stock                     --          --        --         --          --       (1,831)          --              --
Stock options exercised, net          --          --        29         20         226           --           --              --
Directors options                     --          --         8          5         108           --           --              --
Compensation expense related
  to Stock Appreciation Rights        --          --        --         --          26           --           --              --
Stock purchased for treasury          --          --        --         --          --           --           --              --
Minimum pension liability,
  net of tax                          --          --        --         --          --           --           --              89
Equity adjustment from foreign
  currency translation                --          --        --         --          --           --       (3,675)             --
==================================================================================================================================
Balance at
December 31, 1999                  1,236     $26,156     7,891     $5,259     $14,067     $ 48,239      $(3,088)          $(219)







                                       Treasury Stock
(In thousands,                       ------------------
except per share data)               Shares      Amount
----------------------               ------      ------
Balance at
January 3, 1997                       374          $2,838
Net earnings - 1997                    --              --
Stock options exercised, net           --              --
Securities issued in
  Portescap acquisition:
  Series B preferred stock             --              --
  Warrants                             --              --
Minimum pension liability,
  net of tax                           --              --
Equity adjustment from foreign
  currency translation                 --              --
---------------------------------------------------------
Balance at
December 31, 1997                     374           2,838
Net earnings - 1998                    --              --
Stock options exercised, net           --              --
Directors options                      --              --
Minimum pension liability,
  net of tax                           --
Equity adjustment from foreign
currency translation                   --              --
Balance at
---------------------------------------------------------
December 31, 1998                     374           2,838
Net earnings - 1999                    --              --
Dividends declared on Series B
  seven percent (7%) convertible
  preferred stock                      --              --
Stock options exercised, net           --              --
Directors options                      --              --
Compensation expense related
  to Stock Appreciation Rights         --              --
Stock purchased for treasury          627           6,486
Minimum pension liability,
  net of tax                           --
Equity adjustment from foreign
  currency translation                 --              --
Balance at
December 31, 1999                   1,001          $9,324
=========================================================


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS


(Dollars in thousands)                                                                1999          1998          1997
----------------------                                                                ----          ----          ----
Cash Flows from Operating Activities
Net earnings                                                                      $  8,140      $  6,358      $  8,291
Adjustments to reconcile net income to cash and
cash equivalents provided by operating activities:
Depreciation and amortization                                                       11,882         9,411         7,434
Stock compensation programs                                                             88          (180)          196
Change in various allowance accounts                                                    83        (1,421)         (614)
Other                                                                                  194           370           170
(Increase) Decrease in:
Accounts receivable                                                                 (3,424)         (766)       (2,537)
Inventories                                                                          5,322        (3,229)         (389)
Prepaid expenses                                                                       184         1,619        (1,904)
Deferred income tax assets                                                             136         1,736         1,086
Other assets, net                                                                      (63)         (879)         (202)
Increase (Decrease) in:
Accounts payable & accrued expenses                                                   (879)       (2,200)       (4,030)
Deferred income tax liabilities                                                        236           277        (1,277)
Other noncurrent liabilities                                                            84            82           112
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                           21,983        11,178         6,336
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Investments in acquisitions, net of cash and cash equivalents acquired             (21,165)           --        (9,286)
Purchases of investments and marketable securities                                      --           (15)          (68)
Additions to property, plant and equipment                                          (9,571)       (9,285)       (8,737)
Proceeds from investments and marketable securities                                     --           702         2,660
Proceeds from sale of fixed assets                                                      81            90           289
----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                              (30,655)       (8,508)      (15,142)
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Exercise of stock options                                                              256           322         1,615
Payment of long-term obligations, including current maturities                      (7,347)       (1,272)       (1,292)
Purchase of stock for treasury                                                      (6,485)           --            --
Dividends paid                                                                      (1,373)           --          (471)
Increase in long-term obligations                                                   23,321           626         4,423
Increase (Decrease) in short-term borrowings                                           297          (705)        5,018
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                     8,669        (1,029)        9,293
----------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes                                                        374           (98)         (586)


Net Increase (Decrease) in Cash and Cash Equivalents                                   371         1,543           (99)
Cash and Cash Equivalents at Beginning of Year                                       3,856         2,313         2,412
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                          $  4,227      $  3,856      $  2,313
----------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest                                                                          $  3,503      $  3,006      $  2,424
Income taxes net of tax refunds                                                   $  2,837      $  2,026      $  3,037


See Accompanying Notes to Consolidated Financial Statements

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (Dollars in thousands, except shares and per share data)
         For the three years in the period ended December 31, 1999.

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

         (3) BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of all subsidiaries. All material intercompany accounts and transactions have been eliminated. The Statement of Earnings and Comprehensive Income and the Statement of Cash Flows include the results of API Schmidt-Bretten, API Portescap and API Elmo since January 31, 1997, July 8, 1997, and February 1, 1999, the dates of their respective acquisitions.

         (4) FOREIGN CURRENCY TRANSLATION The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in equity as "foreign currency translation adjustment", a separate component of shareholders' equity reported in Accumulated other comprehensive (loss) income. Translation adjustments are not tax-effected since they relate to investments which are permanent in nature. Income and expense items are translated at average monthly rates of exchange.

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

         The aggregate value of foreign exchange contracts outstanding as of December 31, 1999 and 1998 were approximately $3,000 and $300, respectively.

         (5) INVENTORIES Inventories are valued at the lower of cost or market, net of progress payments. At December 31, 1999 and December 31, 1998 inventories comprising approximately 20% and 25%, respectively, of consolidated inventories were valued using the last-in, first-out
         (LIFO) method. Other inventories are priced using the first-in, first-out (FIFO) method.

         (6) PROPERTY, PLANT AND EQUIPMENT These assets are stated at cost and are depreciated for financial reporting purposes principally by use of the straight-line method over their estimated useful lives: buildings and improvements - 5 to 45 years; machinery, equipment, and furniture - 2 to 15 years.

         Expenditures for maintenance and repairs are charged to expense; renewals and betterments are capitalized and depreciated. Properties are removed from the accounts when they are disposed of, and the related cost and accumulated depreciation are eliminated from the accounts. Associated gains and losses, if any, are included in consolidated net earnings.

         Total depreciation expense for 1999, 1998, and 1997 was $10,805, $8,669, and $6,900, respectively.

         (7) GOODWILL The excess of the purchase cost over the fair value of net assets acquired in an acquisition (goodwill) is separately disclosed, net of accumulated amortization, and is being amortized over 25-30 years on a straight-line basis. Amortization expense amounted to $966, $724, and $455 in 1999, 1998, and 1997, respectively. Accumulated amortization of goodwill at December 31, 1999 and 1998 was $2,356 and $1,512, respectively.

         (8) INCOME TAXES The Company follows the asset and liability approach to account for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. No provision has been made for United States income taxes applicable to undistributed earnings of certain foreign subsidiaries as it is the intention of the Company to indefinitely reinvest those earnings in the operations of those entities.

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

         (11) ADVERTISING The Company expenses the production costs of advertising in the year in which the advertising occurs. Total advertising expense in 1999, 1998, and 1997 was $1,674, $2,098, and $1,661, respectively.

         (12) ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         B. BUSINESS ACQUISITIONS
         On February 1, 1999, API Elmo AB ("Elmo"), a newly formed wholly-owned subsidiary of the Company, purchased the on-going business and related assets of ELMO Industrier AB, a manufacturer of specialty electronic induction and servo motors. The purchase price consisted of a net cash payment of Swedish kronor (SEK) 169,910 plus the assumption of SEK 44,200 of bank debt (aggregate of approximately $27.5 million U.S.). Liabilities in the amount of approximately $225 were established related to the Elmo acquisition. Actual charges incurred during 1999 reduced this reserve to approximately $50 as of December 31, 1999.

         On January 31, 1997, API Schmidt-Bretten Beteiligungs GmbH, a wholly owned subsidiary of the Company, acquired all the outstanding capital stock of Schmidt-Bretten GmbH ("SBG") for approximately $6,100 in cash and a note for $1,800. SBG manufactures plate and frame heat exchangers in Bretten, Germany.

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

         In connection with the 1997 acquisitions, a liability of approximately $2,100 was established for redundancy and relocation costs. As of December 31, 1999 and December 31, 1998, all significant costs related to this reserve have been incurred and charged to the appropriate liability. Remaining nominal costs are expected to be incurred in 2000.

         The aforementioned acquisitions have been accounted for as purchase transactions in accordance with APB No.16, "Business Combinations".

         The following table presents unaudited pro forma results of operations for 1999 and 1998 as if the acquisition of Elmo had occurred at the beginning of fiscal year 1998, after giving effect to certain adjustments, including amortization of goodwill, adjusted depreciation of fair value of assets acquired, interest expense on additional debt incurred to fund the acquisitions, and the related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition taken place at the beginning of 1998 or of results which may occur in the future.

         Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of entities since precise estimates of such benefits cannot be quantified.

         Pro forma results with acquisition:

         (In thousands,
         except per share data)                                        1999                          1998
         ----------------------                                        ----                          ----
         (unaudited)
         Revenues                                                   $ 238,501                      $ 246,044
         Net earnings                                               $   8,135                      $   6,485
         Earnings Per
             Common Share
                  Basic                                             $     .86                      $     .87
                  Diluted                                           $     .85                      $     .69

         C. CASH AND CASH EQUIVALENTS
         Cash equivalents consist of money market funds, commercial paper, and certificates of deposit with original maturities of three months or less.

         D. INVENTORIES - NET
         The major classes of inventories are as follows:

         (In thousands)                                                1999                           1998
         --------------                                                ----                           ----
         Finished goods                                              $ 10,601                       $ 11,751
         Work in process                                                8,551                          8,509
         Raw Materials                                                 22,114                         23,455
                                                                     --------                       --------
                                                                     $ 41,266                       $ 43,715

         Had the cost of all inventories at December 31, 1999 and December 31, 1998 been determined by the FIFO method, these amounts would have been greater by $851 and $915, respectively.

         E. OTHER NONCURRENT LIABILITIES
         Other noncurrent liabilities is primarily comprised of accrued pension costs for Schmidt-Bretten Germany and API Harowe in total of $2,679 and $3,123 at December 31, 1999 and 1998, respectively. This balance also includes the noncurrent portion of bonus obligations under the Company's incentive plan, deferred compensation associated with the stock appreciation rights granted to the Chief Executive Officer in 1992, and the noncurrent portion of workers compensation liability reserve. In 1998 the balance included approximately $500 related to the discount on stock options granted to certain members of the Board of Directors of the Company in lieu of directors' fees. This liability has been reported as a current liability for 1999.

         F. SHORT AND LONG-TERM OBLIGATIONS

         (1) SHORT-TERM OBLIGATIONS At December 31, 1999 and 1998, short-term bank borrowings consisted of:

         (in thousands)                                                  1999                          1998
         --------------                                                  ----                          ----
        Portescap (primarily Switzerland)                            $   8,476                      $  8,646
        Schmidt-Bretten                                                  1,544                         5,512
        API                                                              3,251                            --
                                                                     ---------                      --------
                                                                     $  13,271                      $ 14,158

         The weighted average interest rate on the outstanding short-term debt at December 31, 1999 was 4.7% and was 4.6% at December 31, 1998.

         The short-term credit facilities available at December 31, 1999 and December 31, 1998 consisted of:

         (In thousands)                                                1999                          1998
         --------------                                                ----                          ----
         Elmo                                                         $ 1,764                         --
         Portescap                                                      2,353                     $ 1,045
         Schmidt-Bretten                                                5,304                       2,475
         API                                                              115                       1,544
                                                                      -------                     -------
                                                                      $ 9,536                     $ 5,064

          (2) LONG-TERM OBLIGATIONS consist of the following:

         (In thousands)                                                  1999                         1998
         --------------                                                  ----                         ----
         Industrial Revenue Bonds                                     $10,010                      $11,165
         Revolving Credit Debt                                         37,020                       18,250
         Portescap Debt:
             Mortgage loans                                             3,318                        3,860
             Other long-term loans                                        695                        1,775
         Elmo Debt:
             Long-term loans                                            3,401                           --
             Capital leases                                               881                           --
         Supplemental benefit program                                     656                          821
                                                                      -------                      -------
                                                                       55,981                       35,871
         Less current obligations                                       2,419                        1,387
                                                                      -------                      -------
         Long-term obligations                                        $53,562                      $34,484

         On August 31, 1998, the Company signed an agreement with HSBC Bank and Fleet National Bank for a $100 million, multi-currency, five-year unsecured Revolving Credit Facility. This replaced the Company's $20 million Revolving Credit Facility. The credit facility is available for general corporate purposes and potential acquisitions. The facility is guaranteed by the Company's U.S. subsidiaries. Amounts available under this revolving credit facility were $63 million and $82 million as of December 31, 1999 and December 31, 1998, respectively. The Company used $24.2 million of this amount on February 1, 1999 to acquire the assets of ELMO Industrier AB. The interest rate on the Revolving Credit, under the LIBOR Rate Option in the Credit Agreement, averaged 5.9% as of December 31, 1999 and 5.8% as of December 31, 1998.

         The Company has outstanding obligations under three industrial revenue bond ("IRB") financings relating to the acquisition or construction of production facilities. The bonds are subject to mandatory sinking fund repayment schedules with maturities extending through 2015. The bonds are collateralized by assets with a depreciated value of $10,936 at December 31, 1999 and $11,587 at December 31, 1998. The interest rate on the IRBs approximates 60% of the prime rate and is adjustable every seven days in order for the Remarketing Agent to sell the bonds at par value. There were no unexpended revenue bond proceeds at December 31, 1999 or December 31, 1998.

         The following are the weighted average interest rates at December 31, 1999 and 1998 for long-term debt:

                                                                        1999                           1998
                                                                        ----                           ----
        Industrial Revenue Bonds                                        3.5%                           3.9%
        Revolving Credit Debt                                           5.9%                           5.8%
        Portescap Debt                                                  4.9%                           4.3%
        Elmo Debt                                                       4.4%                             --

         The Revolving Credit and each of the IRB's are subject to various restrictive covenants, with respect to which the Company is in compliance.

         Costs related to the acquisition of long-term debt are amortized over the life of the debt instrument. Fees are expensed as incurred. Together, these items comprise debt expense, which was $398 in 1999 and $286 in 1998. These expenses include amortization costs and fees related to the $100 million credit facility established August 31, 1998.

         Under the supplemental benefit program, the Company provides retirement or death benefits to certain officers and certain executives of subsidiaries. In most cases, officers are provided an annual benefit equal to 20% of their current salary at the time of retirement, payable over fifteen years. Four participants are provided a specified benefit which, in one case, is indexed to the Consumer Price Index. These benefits are also payable over a fifteen year period. In the case of several executives, these benefits will be partially or totally funded through split-dollar life insurance contracts. The estimated future benefits to be paid directly by the Company under this program are accrued over the participants' service lives by estimating the present value of such future benefits assuming a 9% rate of interest. The Company has also invested in company- owned life insurance contracts on the lives of certain participants, the cash surrender values of which are recorded in Other Assets.

         Over the next five years, the Company will make long-term obligation payments of approximately $2,235 in 2000, $2,459 in 2001, $2,303 in 2002, $1,634 in 2003, and $743 in 2004. Such amounts exclude the Revolving Credit Debt.

         G. OPERATING LEASES
         The Company leases certain office and manufacturing facilities and automotive and other equipment through operating leases. Certain of these provide for the payment of taxes, insurance and maintenance costs and most contain renewal options. Net future minimum lease commitments with an initial term in excess of one year are payable as follows: 2000
         - $925, 2001 - $757, 2002 - $149, 2003 - $8, 2004 - $5. Total rental expense for 1999, 1998, and 1997 was $1,397, $1,318, and $1,263,
         respectively.

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

         The Company's principal subsidiaries in Switzerland (Portescap) and Germany (SBG) also maintain defined benefit pension plans covering substantially all employees of those subsidiaries. Reconciliations of the Benefit Obligation, Plan Assets and Funded Status of certain defined benefit retirement plans are as follows:

                                                                        1999                                       1998
                                                 --------------------------------------------------       ------------------------
                                                                 Harowe                                                     Harowe
                                                 Salaried        Hourly       Portescap         SBG          Salaried       Hourly
 (In thousands)                                    Plan           Plan          Plan           Plan            Plan          Plan
 --------------                                    ----           ----          ----           ----            ----          ----
Change in Projected Benefit Obligation:
Benefit Obligation - Beginning of Period       $  8,801       $    984       $ 61,245       $  3,149       $  7,672       $    780
Service Cost                                        797             36          2,398           --              780             28
Interest Cost                                       673             63          2,264            167            592             56
Actuarial Loss                                       73             14         (2,642)            63            177            120
Distributions Paid                                 (363)           (46)        (3,820)          (173)          (420)          --
Foreign Currency Exchange Rate                     --             --           (6,788)          (447)          --             --
Impact of Plan Changes                             --             --             --             --             --             --
Other                                               618           (149)          --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
Benefit Obligation - End of Period             $ 10,599       $    902       $ 52,657       $  2,759       $  8,801       $    984
-----------------------------------------------------------------------------------------------------------------------------------
Change in Plan Assets:
Fair Value of Plan Assets -
  Beginning of Period                          $ 11,622       $    622       $ 58,470       $    389       $ 11,749       $    499
Actual Return on Plan Assets                        926             75          5,019             19            344             30
Employer Contributions                             --               73          1,922           --             --             --
Distributions Paid                                 (430)           (48)        (3,820)           (89)          (471)          --
Foreign Currency Exchange Rate                     --             --           (6,753)           (51)          --               93
Asset Gain                                         --             --             --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
Fair Value of Plan Assets - End of Period      $ 12,118       $    722       $ 54,838       $    268       $ 11,622       $    622
-----------------------------------------------------------------------------------------------------------------------------------
Reconciliation of Funded Status:
Funded Status                                  $  1,519       $   (180)      $  2,181       $ (2,491)      $  2,821       $   (362)
Unrecognized Net Actuarial (Gain) Loss             (301)            66         (8,569)           321         (1,161)           234
Unrecognized Transition Amount                     (123)          --              821           --             (246)          --
Unrecognized Prior Service Cost                     278           --            5,514           --              309             10
Additional minimum liability                       --              (66)          --             (321)          --             (244)
-----------------------------------------------------------------------------------------------------------------------------------
Prepaid (Accrued) Pension Cost                 $  1,373       $   (180)      $    (53)      $ (2,491)      $  1,723       $   (362)
-----------------------------------------------------------------------------------------------------------------------------------

                                                               1998
                                                    ----------------------
                                                     Portescap         SBG
 (In thousands)                                        Plan           Plan
 --------------                                        ----           ----
Change in Projected Benefit Obligation:
Benefit Obligation - Beginning of Period            $ 48,419       $  2,695
Service Cost                                           2,320           --
Interest Cost                                          2,323            160
Actuarial Loss                                         5,759            248
Distributions Paid                                    (4,301)          (176)
Foreign Currency Exchange Rate                         1,939            222
Impact of Plan Changes                                 4,786           --
Other                                                   --             --
----------------------------------------------------------------------------
Benefit Obligation - End of Period                  $ 61,245       $  3,149
----------------------------------------------------------------------------
Change in Plan Assets:
Fair Value of Plan Assets -
  Beginning of Period                               $ 55,015       $    427
Actual Return on Plan Assets                           2,765             23
Employer Contributions                                 2,039           --
Distributions Paid                                    (4,301)           (90)
Foreign Currency Exchange Rate                         1,920             29
Asset Gain                                             1,032           --
----------------------------------------------------------------------------
Fair Value of Plan Assets - End of Period           $ 58,470       $    389
----------------------------------------------------------------------------
Reconciliation of Funded Status:
Funded Status                                       $ (2,775)      $ (2,760)
Unrecognized Net Actuarial (Gain) Loss                (4,730)           305
Unrecognized Transition Amount                         1,028           --
Unrecognized Prior Service Cost                        6,713           --
Additional minimum liability                            --             (305)
----------------------------------------------------------------------------
Prepaid (Accrued) Pension Cost                      $    236       $ (2,760)
----------------------------------------------------------------------------


As of December 31, 1999 and December 31, 1998, the tax effect on the gross additional minimum pension liability was $171 and $230, respectively.

The following factors have been assumed in determining the actuarial present value of projected benefit obligation shown in the previous table:

                                                     1999                                        1998
                                  ------------------------------------------- --------------------------------------------
                                              Harowe                                      Harowe
                                  Salaried    Hourly     Portescap     SBG    Salaried    Hourly     Portescap      SBG
                                    Plan       Plan        Plan       Plan      Plan       Plan         Plan       Plan
                                  ---------- ---------- ------------ -------- ---------- ---------- ------------- --------
         Discount Rate              7.50%      7.50%       4.25%      6.0%      7.75%      6.5%         4.0%       6.0%
         Rate of increase in
            compensation             4.0%       N/A      2.5-3.5%     N/A        4.0%      N/A        2.5-3.5%     N/A
         Annual increase in
            pensions                 N/A        N/A         1.5%      2.0%        N/A      N/A          1.5%       2.0%
         Expected long-term
            rate of return          9.0%        8.0%       5.50%      6.0%       9.0%      6.5%         5.0%       6.0%

         NA - not applicable

         Net periodic pension cost associated with the plans reflected in the previous table for 1999 and 1998 included the following components:

                                                       1999                                         1998
                                    -----------------------------------------    -----------------------------------------
                                                Harowe                                       Harowe
                                    Salaried    Hourly     Portescap     SBG     Salaried    Hourly     Portescap     SBG
         (In thousands)               Plan       Plan        Plan        Plan      Plan       Plan        Plan        Plan
                                      ----       ----        ----        ----      ----       ----        ----        ----
         Service costs -
           benefits earned
         during the period           $ 797       $ 36      $ 2,398      $  -      $ 780       $ 28      $ 2,320      $  -
         Interest on projected
           benefit obligations         673         63        2,264       167        592         56        2,323       174
         Actual return on
         assets                       (926)       (75)      (3,022)      (19)      (335)       (35)      (2,765)      (20)
         Amortization of
           transition assets
           and deferrals              (195)        44          566         -       (858)        13          586         -
         Employee contributions        N/A        N/A         (767)        -        N/A        N/A         (891)        -
         ----------------------- ---------- ---------- ------------ --------- ---------- ---------- ------------ ---------
         Net periodic
           pension cost              $ 349       $ 68      $ 1,439      $148      $ 179       $ 62        1,573     $ 154
         ----------------------- ---------- ---------- ------------ --------- ---------- ---------- ------------ ---------

         The total expense for all retirement plans including union-sponsored plans was $2,286, $2,426, and $1,247, in 1999, 1998, and 1997,
         respectively.

                I. FAIR VALUE OF FINANCIAL INSTRUMENTS
                The Company has adopted the provisions of Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments". This statement requires that companies disclose the estimated "fair value" of their financial instruments. Financial instruments primarily consist of trade receivables and payables, investments in municipal bond funds, and debt facilities with various third party lenders. At December 31, 1999 and December 31, 1998, management believes the carrying amounts of its financial instruments approximates fair value.

                J. SHAREHOLDERS' EQUITY
                (1) Preferred Stock - On November 14, 1997, the shareholders of the Company authorized 1,250,000 shares of Series B Seven Percent (7%) Cumulative Convertible Preferred Stock ("Series B Preferred"), 1,236,337 shares of which were issued to the seller of Portescap in exchange for the 20,000 shares of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock and the $5,000 exchangeable note issued on July 8, 1997 in connection with the Portescap acquisition. The Series B Preferred has a liquidation value of $26,156, and is convertible in whole or in part at the option of the holder at any time into 1,538,603 shares of the Company's common stock at $17.00 per share. The Series B Preferred may be redeemed at the option of the Company upon 45 days notice to the holder. Dividends began to accrue on the Series B Preferred on January 1, 1999 and were paid quarterly. As of December 31, 1999, $1,373 has been paid. On all matters presented to API's shareholders for a vote, except the election of directors and ratification of independent auditors, the holder of the Series B Preferred is entitled to cast votes for that number of common shares into which the Series B Preferred is convertible, currently 1,538,603 shares. The Company also has authorized 20,000 shares of preferred stock (par value $50 a share), none of which is issued or outstanding.

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

                The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation expense has been charged to earnings for options granted in 1999, 1998, and 1997 since all such options have an exercise price equal to 100% of market value on the date of grant. Had the Company adopted the provisions of FASB Statement No. 123, compensation expenses for options granted after 1994 would have reduced the Company's net earnings and earnings per share to the pro forma amounts shown below:

                 (In thousands,
                except per share data)              1999             1998             1997
                -------------------------------   ---------        ---------        ---------
                Net earnings:
                    As reported                   $   8,140        $   6,358        $   8,291
                    Pro forma                     $   6,876        $   5,318        $   7,653
                Earnings per common share:
                    As reported - basic           $     .86        $     .85        $    1.12
                    As reported - diluted         $     .85        $     .68        $     .97
                    Pro forma - basic             $     .69        $     .71        $    1.03
                    Pro forma - diluted           $     .68        $     .57        $     .90


                The fair value of each option granted in 1999, 1998, and 1997, was estimated using the Black-Scholes option pricing model with the following assumptions:

                                  1999          1998          1997
                                 -----         -----         -----
Risk-free interest rate            4.9%          5.6%          6.9%
Dividends                        $  --         $  --         $  --
Expected term in years             6.8           6.9           9.1
Annual standard deviation
(volatility)                        33%           33%           26%

                The weighted average fair value of options granted in 1999, 1998, and 1997 was $4.58, $6.00, and $9.35 respectively.

                A summary of the status of options granted under all employee plans, including the options granted to the Company's Chief Executive Officer in 1992, is presented below.

                                                                 NUMBER OF SHARES                 WEIGHTED AVERAGE
                                                                SUBJECT TO OPTIONS               EXERCISE PRICE ($)
                ---------------------------------------------------------------------------------------------------
                Outstanding January 3, 1997                         1,001,957                            9.15
                Granted in 1997                                       254,150                           17.83
                Exercised in 1997                                    (156,279)                           8.92
                Forfeited in 1997                                      (54,888)                         12.45
                ---------------------------------------------------------------------------------------------------
                Outstanding December 31, 1997                       1,044,940                           11.12
                Granted in 1998                                        528,800                          17.83
                Exercised in 1998                                      (46,480)                          8.71
                Forfeited in 1998                                      (24,707)                         19.39
                ---------------------------------------------------------------------------------------------------
                Outstanding December 31, 1998                       1,502,553                           13.42
                Granted in 1999                                        195,400                          10.22
                Exercised in 1999                                      (29,500)                          7.55
                Forfeited in 1999                                     (118,599)                         14.48
                ---------------------------------------------------------------------------------------------------
                Outstanding December 31, 1999                       1,549,854                           13.05

                The number of shares subject to options exercisable at the end of 1999, 1998, and 1997 were 785,364, 619,158, and 504,215, respectively.

                The following tables summarize information about options outstanding at December 31, 1999:

                OPTIONS OUTSTANDING

                                                                            WEIGHTED-
                                                                             AVERAGE                    WEIGHTED-
                      RANGE OF                                              REMAINING                    AVERAGE
                      EXERCISE                   NUMBER                    CONTRACTUAL                   EXERCISE
                     PRICES ($)               OUTSTANDING                     LIFE                      PRICE ($)
                ---------------------  --------------------------  ---------------------------  ---------------------------
                 6.625 -  9.688                 521,084                    3.58 years                      7.947
                10.250 - 13.000                 347,720                    7.86 years                     11.374
                15.125 - 17.875                 393,700                    7.89 years                     17.407
                18.063 - 23.438                 287,350                    8.20 years                     18.270


                OPTIONS EXERCISABLE

                             RANGE OF                              NUMBER                        WEIGHTED-AVERAGE
                        EXERCISE PRICES ($)                     EXERCISABLE                     EXERCISE PRICE ($)
                -----------------------------------  ----------------------------------  ----------------------------------
                           6.625 -  9.500                         477,384                              7.840
                          10.500 - 13.000                         108,480                             12.310
                          15.125 - 17.875                         131,580                             17.396
                          18.063 - 23.438                         67,920                              18.542


                On June 16, 1992, the Company's new Chief Executive Officer was granted options to acquire 200,000 shares of the Company's common stock, along with 50,000 stock appreciation rights (SARs) which must be exercised in tandem with the exercise of the options at the rate of one SAR for each four options exercised. The options and SARs have a term of ten years, are exercisable at $7.75 per share or right, the fair market value at date of grant, and became exercisable over a five year period at the rate of 20% per year. Data related to the CEO options are included in the tables above. The Company recorded compensation income of $91 and $525 in 1999 and 1998, respectively and expense of $53 in 1997 in connection with the change in the value of the SARs.

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

                Beginning on July 1, 1995, the Company has granted stock options to certain directors of the Company on the first day of each calendar quarter under the 1995 Directors Stock Option Plan. Under this plan, a director may elect to receive options in lieu of his annual cash retainer and meeting fees. The option exercise price is 30% of the fair market value of a share on the date of grant, and the cash fees foregone by the director are equivalent to 70% of the fair market value. Options become exercisable six months after date of grant and expire ten years from date of grant. Options outstanding at December 31, 1999 totaled 109,893 shares, of which 69,482 were exercisable on that date, and 15,936 shares were available for future grants of options under the plan.

                On April 24, 1998, the Board of Directors adopted a Director Stock Option Award Plan under the 1995 Director Plan. Under this program, each director will receive a grant of stock options ("Discretionary Options") on the date of the annual meeting of shareholders based upon a formula which uses the average compensation earned by all directors during the prior year and a multiplier related to the Company's EVA(R) performance for that year. Using this formula, a ten-year Discretionary Option for 2,100 shares exercisable at $10.31 per share was granted April 23, 1999 and 1,500 shares exercisable at $18.06 per share was granted April 24, 1998 to each non-employee director.

                Prior to 1998, eligible directors with five or more years of continuous service were entitled to a benefit of $10,000 a year payable over ten years upon termination of their services as prescribed in the retirement plan. On April 24, 1998, the Board of Director's approved a plan to replace this retirement plan with a one-time grant of stock options. The grant was determined by replacing the present value of each individual retirement plan with the present fair value of a grant of options determined by utilizing the Black-Scholes option pricing model. Under this plan, a total of 27,400 options were granted at $18.06 per share.

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

                Effective January 1, 1998, the Company entered into an agreement with Decision Process International ("DPI") under which DPI will provide training services to API personnel in exchange for API stock warrants. The contract stipulates that DPI is entitled to receive API stock warrants in exchange for actual training services rendered which allows them to purchase up to maximum of 50,000 shares of API common stock at an exercise price of $19.50 per common share. As of December 31, 1999, API has granted DPI 9,231 warrants in payment for services rendered during the period January 1, 1998 through December 31, 1999.

                K. INCOME TAXES
                Earnings before provision for income taxes consisted of:

                 (In thousands)                                              1999                 1998                1997
                -----------------------------------------------------------------------------------------------------------
                U.S.                                                        $4,358               $3,879              $6,945
                Foreign                                                      7,993                6,807               5,241
                -----------------------------------------------------------------------------------------------------------
                                                                           $12,351              $10,686             $12,186

                The provision for income taxes consisted of the following:

                (In thousands)                                               1999                 1998                1997
                -----------------------------------------------------------------------------------------------------------
                Current tax provision:
                  U.S. Federal                                              $1,270                $ 748              $1,757
                  State                                                        422                  502                 481
                  Foreign                                                    2,244                  715                 409
                -----------------------------------------------------------------------------------------------------------
                Total current tax provision                                 $3,936               $1,965              $2,647
                -----------------------------------------------------------------------------------------------------------
                Deferred tax provision (benefit):
                  U.S. Federal                                                  31                  173                   5
                  State                                                        (8)                  (3)               (219)
                  Foreign                                                      252                2,193               1,462
                -----------------------------------------------------------------------------------------------------------
                Total deferred tax provision (benefit)                         275                2,363               1,248
                -----------------------------------------------------------------------------------------------------------
                Total provision for income taxes                            $4,211               $4,328              $3,895
                -----------------------------------------------------------------------------------------------------------

                The provision for foreign deferred income taxes for 1999 and 1998 includes tax expense of $219 and $589, respectively, due to the reduction of the Swiss net deferred tax asset as a result of securing a federal and cantonal Swiss tax holiday commencing in 1999.

                The provision for income taxes does not include the tax benefits of $23, $122, and $440, for 1999, 1998, and 1997, respectively, associated with the exercise of stock options which have been credited to paid-in-capital.

                The provision for income tax differs from the federal statutory rate of 34% due to the following:

                                                                              1999                1998                1997
                -----------------------------------------------------------------------------------------------------------
                Statutory rate                                               34.0%                34.0%               34.0%
                State income taxes, less federal effect                        2.2                  3.0                 1.4
                Unremitted earnings and tax rate
                  differences of foreign subsidiaries                        (3.6)                (0.5)                 0.7
                Effect of Swiss tax holiday on net
                  deferred tax asset                                           1.8                  5.5                  --
                Adjustment of prior years' taxes                                --                (1.8)               (1.8)
                Other                                                        (0.3)                  0.3               (2.3)
                -----------------------------------------------------------------------------------------------------------
                Effective tax rate                                           34.1%                40.5%               32.0%

                Deferred tax assets (liabilities) at December 31, 1999 and December 31, 1998 consisted of the following:

                (In thousands)                                                                 1999                   1998
                -----------------------------------------------------------------------------------------------------------
                Retirement and death benefits                                                 $  391                 $  452
                Deferred compensation                                                            116                    338
                Inventories                                                                    1,469                  1,283
                Accrued vacation pay                                                             605                    606
                Various reserves                                                                 307                    456
                Accrued pension costs                                                            627                    720
                Net operating loss carry forwards                                                153                    400
                Tax credits                                                                      487                    218
                Other                                                                             79                     59
                -----------------------------------------------------------------------------------------------------------
                Total deferred tax assets                                                      4,234                  4,532
                -----------------------------------------------------------------------------------------------------------
                Property, plant and equipment                                                (2,459)                (2,772)
                Prepaid pension costs                                                          (572)                  (572)
                Cost in excess of net assets acquired                                          (628)                  (415)
                Earnings of foreign subsidiary                                                  (50)                      0
                State income taxes                                                             (137)                  (151)
                Other                                                                          (131)                   (61)
                -----------------------------------------------------------------------------------------------------------
                Total deferred tax liabilities                                               (3,977)                (3,971)
                -----------------------------------------------------------------------------------------------------------
                Net deferred tax assets                                                       $  257                 $  561

                In 1999, the Company adopted a plan of liquidation of its wholly-owned subsidiary, Deltran St. Kitts. A deferred tax liability of approximately $50 has been recorded during 1999 applicable to the cumulative earnings.

                The Company has not recorded deferred income taxes applicable to undistributed earnings of certain foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $9,956 at December 31, 1999. If earnings of such foreign subsidiaries were not reinvested, a deferred tax liability, before applicable foreign tax credits, of approximately $3,385 would have been required. In addition, foreign withholding taxes would be imposed on actual distributions.

                L. BUSINESS SEGMENT DATA
                The Company has adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement revised the manner in which an enterprise must report information concerning its operating segments. Adoption of this statement by the Company did not require significant changes in the way segments were disclosed.

                The Company operates in two business segments: Motion Technologies and Heat Transfer. These reportable segments are strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences of their operations.

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

                Total net sales by segment consist entirely of sales to unaffiliated customers. Operating profit is net sales less operating expenses. Operating profit does not include the following items: general corporate income and expense, investment income, interest and debt expense, other income and expense, or income taxes. Identifiable assets by segment consist of those assets that are, or will be, used in the segmental operations. Corporate assets consists principally of cash and cash equivalents, insurance-related assets and other assets. Information by industry segment is as follows:

                (In thousands)                                                  1999              1998              1997
                -----------------------------------------------------------------------------------------------------------
                NET SALES
                Motion                                                        $ 145,747         $ 121,531         $  91,063
                Heat Transfer                                                    90,586            95,084            93,007
                -----------------------------------------------------------------------------------------------------------
                Total Net Sales                                               $ 236,333         $ 216,615         $ 184,070
                -----------------------------------------------------------------------------------------------------------
                OPERATING PROFIT
                Motion                                                        $  12,487          $  9,526         $  10,870
                Heat Transfer                                                     8,749             9,065             8,253
                -----------------------------------------------------------------------------------------------------------
                Combined Operating Profit                                        21,236            18,591            19,123
                General Corporate expense, net                                  (5,046)           (4,549)           (4,184)
                Interest and debt expense,
                  net of investment income                                      (3,839)           (3,356)           (2,753)
                -----------------------------------------------------------------------------------------------------------
                Earnings Before Income Taxes                                  $  12,351         $  10,686         $  12,186
                -----------------------------------------------------------------------------------------------------------
                IDENTIFIABLE ASSETS
                Motion                                                        $ 123,757         $  97,970         $  93,555
                Heat Transfer                                                    51,615            57,690            56,916
                General Corporate                                                12,998            13,605            12,199
                -----------------------------------------------------------------------------------------------------------
                Total Identifiable Assets                                     $ 188,370         $ 169,265         $ 162,670
                -----------------------------------------------------------------------------------------------------------
                DEPRECIATION AND AMORTIZATION
                Motion                                                         $  7,802          $  5,670          $  3,991
                Heat Transfer                                                     3,812             3,572             3,318
                General Corporate                                                   268               169               125
                -----------------------------------------------------------------------------------------------------------
                Total Depreciation and Amortization                            $ 11,882          $  9,411          $  7,434
                -----------------------------------------------------------------------------------------------------------
                CAPITAL EXPENDITURES
                Motion                                                         $  6,503          $  5,182          $  3,917
                Heat Transfer                                                     3,000             3,838             4,517
                General Corporate                                                    68               265               303
                -----------------------------------------------------------------------------------------------------------
                Total Capital Expenditures                                     $  9,571          $  9,285          $  8,737
                -----------------------------------------------------------------------------------------------------------

                Geographic operating data is as follows:

                (In thousands)                                                    1999              1998             1997
                ------------------------------------------------------------------------------------------------------------
                NET SALES
                     North America                                              $134,633          $140,381          $130,541
                     Europe                                                       92,811            67,574            47,978
                     Other                                                         8,889             8,660             5,551
                ------------------------------------------------------------------------------------------------------------
                     Total Net Sales                                            $236,333          $216,615          $184,070
                ------------------------------------------------------------------------------------------------------------
                EXPORT SALES
                     North America                                              $ 11,843           $ 7,711           $ 9,462
                     Europe                                                       56,819            47,541            33,340
                     Other                                                        12,247            11,613             9,814
                ------------------------------------------------------------------------------------------------------------
                     Total Export Sales                                          $80,909           $66,865           $52,616
                ------------------------------------------------------------------------------------------------------------
                OPERATING PROFIT
                     North America                                               $ 4,597           $ 3,879           $ 6,945
                     Europe                                                        6,963             6,202             4,595
                     Other                                                           791               605               646
                ------------------------------------------------------------------------------------------------------------
                     Total Operating Profit                                      $12,351           $10,686           $12,186
                ------------------------------------------------------------------------------------------------------------
                IDENTIFIABLE ASSETS
                     North America                                               $86,913           $87,087           $87,155
                     Europe                                                       94,955            75,550            70,152
                     Other                                                         6,502             6,628             5,363
                ------------------------------------------------------------------------------------------------------------
                     Total Identifiable Assets                                  $188,370          $169,265          $162,670
                ------------------------------------------------------------------------------------------------------------

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

                M. COMPREHENSIVE INCOME
                The Company has adopted FASB Statement No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Under this statement, the term "comprehensive income" is used to describe the total net earnings plus other comprehensive income (loss). For the Company, Other Comprehensive Income (loss) includes currency translation adjustments on foreign subsidiaries and minimum pension liability not yet recognized as net periodic pension cost. Application of SFAS 130 has no impact on the Company's results of operations or its financial position.

                N. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                (In thousands,                                                                                   Fiscal
                except per share data)                    First         Second        Third         Fourth        Year
                ---------------------------------------------------------------------------------------------------------
                1999
                Net Sales                                 $58,753       $58,405       $58,058       $61,117      $236,333
                Gross profit                               16,832        16,927        17,217        17,667        68,643
                Net earnings available to
                     Common shareholders                    1,427         1,576         1,541         1,765         6,309
                Earnings per common share:
                    Basic                                    0.19          0.21          0.21          0.25          0.86
                    Diluted                                  0.19          0.21          0.21          0.24          0.85

                1998
                Net Sales                                 $55,013       $53,659       $54,995       $52,948      $216,615
                Gross profit                               16,486        16,060        16,453        17,302        66,301
                Net earnings available to
                     Common shareholders                    1,559         1,024         1,886         1,889         6,358
                Earnings per common share:
                    Basic                                    0.21          0.14          0.25          0.25          0.85
                    Diluted                                  0.17          0.11          0.20          0.20          0.68

                O. EARNINGS PER SHARE
                The following earnings per share (EPS) amounts reflect the 1997 adoption of Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computations plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

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

                (In thousands, except per share data)                                  1999          1998         1997
                ---------------------------------------------------------------------------------------------------------

                Net earnings                                                            $8,140        $6,358       $8,291

                Series B preferred stock dividends                                       1,831            --           --
                ---------------------------------------------------------------------------------------------------------

                Net earnings available to common shareholders                           $6,309        $6,358       $8,291

                Weighted average common shares outstanding (basic)                       7,290         7,464        7,381

                Incremental shares from assumed conversions:
                    Stock options and warrants                                             126           375          395
                    Series B convertible preferred stock                                   (a)         1,539          761
                ---------------------------------------------------------------------------------------------------------
                Weighted average common shares outstanding (diluted)                     7,416         9,378        8,537

                Earnings per share:
                    Basic                                                               $ 0.86        $ 0.85       $ 1.12
                    Diluted                                                             $ 0.85        $ 0.68       $ 0.97

                (a) The assumed conversion of 1,539 shares of preferred stock is not considered in the calculation of diluted earnings per share for 1999 since the effect is antidilutive.

                P. SUBSEQUENT EVENTS
                - On February 15, 2000 API entered into an Agreement and Plan of
                  Merger ("Merger Agreement") providing for the acquisition of API by Alpha Acquisition I Corp. ("Purchaser"), a newly formed Delaware corporation wholly-owned by Danaher Corporation ("Danaher"), a New York Stock Exchange listed company.

                  Pursuant to the Merger Agreement, Purchaser commenced a tender offer on February 24, 2000 to purchase all of the outstanding shares of API's Common Stock at a cash price of $19.25 per share. Following consummation of the offer and subject to certain conditions, Purchaser will be merged into API. In the merger, each share of API's Common Stock not acquired in the tender offer will be converted into the right to receive $19.25 in cash. The tender offer expired at 12:00 midnight, New York City time on March 22, 2000.

                  Upon the expiration of the tender offer, 97% of the API Common Stock was tendered. Purchaser intends to acquire the remaining API Common Stock at a cash value of $19.25 per share. Finalization of the merger is contemplated by not later than early April, 2000.

                  The specific details of this proposed transaction were filed with the Securities and Exchange Commission by API on February 24, 2000 in Solicitation/Recommendation Statement Schedule 14D-9.

                - On January 31, 2000, the Company sold a parcel of vacant land located in Buffalo, New York for $1.1 million, recognizing a net gain of approximately $.9 million. This land parcel was located adjacent to the company-owned facility which houses the API Basco operations and API corporate office. The Company had no identified future use for this land.

                FORWARD-LOOKING INFORMATION - SAFE HARBOR STATEMENT

                Certain information set forth herein (other than historical data and information) may constitute forward-looking statements based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in, or contemplated, by the statements. These assumptions, risks and uncertainties include, but are not limited to, the successful transition of the Elmo acquisition into the Company, the success of the actions taken to improve profitability, the realization of benefits from cost savings initiatives, market acceptance of new products, the absence of any disruptions to the Company's business as a result of the ongoing conversion to the Euro, and the Company's effectiveness at gaining market share, as well as general economic conditions in North America, Western Europe and Asia. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the date hereof.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE
                There were no changes in accountants or disagreements with PricewaterhouseCoopers LLP on accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                The information required by this item concerning the directors and executive officers of the Company, appearing in the Company's Information Statement pursuant to Section 14 (f) of the Securities Exchange Act of 1934 dated February 24, 2000, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
                The information required by this item concerning executive compensation appearing in the Company's Information Statement pursuant to Section 14 (f) of the Securities Exchange Act of 1934 dated February 24, 2000, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by this item appearing in the Company's Information Statement pursuant to Section 14 (f) of the Securities Exchange Act of 1934 dated February 24, 2000, filed as an exhibit hereto, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          a)    TRANSACTIONS WITH MANAGEMENT AND OTHERS

                None.

         b)     CERTAIN BUSINESS RELATIONSHIPS

                None.

         c)     INDEBTEDNESS OF MANAGEMENT

                None.

         d)     TRANSACTIONS WITH PROMOTERS

                None.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                          Page in
           a)     1. FINANCIAL STATEMENTS                                                Form 10-K
                  -----------------------                                                ---------
                Report of Independent Accountants                                           19
                Consolidated Balance Sheet                                                  20-21
                Consolidated Statement of Earnings                                          22
                Consolidated Statement of Comprehensive Income                              23
                Consolidated Statement of Shareholders' Equity                              24
                Consolidated Statement of Cash Flows                                        25
                Notes to Consolidated Financial Statements                                  26-45

                2.  FINANCIAL STATEMENT SCHEDULE

                Report of Independent Accountants for each of the three years
                in the period ended December 31, 1999                                       55

                II.  Valuation and Qualifying Accounts                                      56

                All other schedules and statements have been omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

           b)   REPORTS ON FORM 8-K

                During the three months ended December 31, 1999, the Company did not file any reports on Form 8-K.

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

                3(i)-C Certificate of Designation, Preferences and Rights of Series A Seven Percent (7%) Cumulative Convertible Preferred Stock filed in Delaware on July 2, 1997 (incorporated by reference to Exhibit 3(i)C in Form 10-K for fiscal year ended December 31, 1997).

                3(i)-D Certificate of Amendment to the Certificate of Incorporation of American Precision Industries Inc. filed in Delaware on November 14, 1997 (incorporated by reference to Exhibit 3(i)D in Form 10-K for fiscal year ended December 31, 1997).

                3(ii) Restated By-Laws, as amended on June 16, 1992 (incorporated by reference to Exhibits B(i) -(ii) in Form 10-Q for fiscal quarter ended October 1, 1993).

                4-A Rights Agreement between American Precision Industries Inc. and American Securities Transfer & Trust, Inc. dated July 24, 1998 (incorporated by reference to Exhibit 4 in Form 8-A dated July 24,
                           1998).

                4-B Amended and Restated Rights Agreement dated January 29, 1999, by and between American Precision Industries Inc. and American Securities Transfer & Trust, Inc., as Rights Agent (incorporated by reference to Exhibit 4(A) in Form 8-K dated February 5, 1999).

                4-C First Amendment dated February 17, 2000 to the Amended and Restated Rights Agreement by and between American Precision Industries Inc. and American Securities Transfer & Trust, Inc.*

                4-D Warrant Agreement issued to Patricof & Co. Capital Corp. dated July 8, 1997 (incorporated by reference to Exhibit 99 in Form 10-Q for fiscal quarter ended July 4, 1997).

                4-E Warrant Agreement Certificates No. 1 and No. 2 dated January 1, 1998 issued to Decision Processes International (Connecticut, Ltd.) on July 1, 1998 and December 31, 1998, respectively (incorporated by reference to Exhibit 4-D in Form 10-K for fiscal year ended December 31, 1998).

                10-A Credit Agreement between American Precision Industries Inc. and Marine Midland Bank and Fleet National Bank dated August 31, 1998 (incorporated by reference to Exhibit 4(A) in Form 8-K dated September 8, 1998).

                10-B First Amendment to Credit Agreement dated as of January 29, 1999, b and among American Precision Industries Inc., Marine Midland Bank and Fleet National Bank (incorporated by reference to Exhibit 4(B) in Form 8-K dated February 5, 1999).

                10-C Form of Agreement relating to the Directors Supplemental Death Benefit and Fee Continuation Plan, as amended March 11, 1991 (incorporated by reference to Exhibit 10A in Form 10-K for fiscal year ended December 28, 1990).#

                10-D Form of Indemnification Agreement with directors dated February 25, 1991 (incorporated by reference to Exhibit 10C in Form 10-K for fiscal year ended December 28, 1990).

                10-E Form of Indemnification Agreement with officers dated February 25, 1991 (incorporated by reference to Exhibit 10D in Form 10-K for fiscal year ended December 28, 1990).

                10-F 1989 Stock Option Plan (incorporated by reference to Exhibit A in definitive Proxy Statement dated March 15, 1989).#

                10-G Amendment to 1989 Stock Option Plan (incorporated by reference to Exhibit C(B) in the definitive Proxy Statement dated March 24, 1995).#

                10-H Amendment No. 2 to the American Precision Industries Inc. 1989 Employees Stock Option Plan (incorporated by reference to Exhibit 10F in Form 10-Q for fiscal quarter ended September 30, 1998).#

                10-I 1993 Employees Stock Option Plan (incorporated by reference to Exhibit A in the definitive Proxy Statement dated March 22, 1993).#

                10-J Amendment to 1993 Employees Stock Option Plan (incorporated by reference to Exhibit C(A) in the definitive Proxy Statement dared March 24, 1995).#

                10-K Amendment No. 2 to the American Precision Industries Inc. 1993 Employees Stock Option Plan (incorporated by reference to Exhibit 10E in Form 10-Q for fiscal quarter ended September 30, 1998).#

                10-L 1995 Employees Stock Option Plan (incorporated by reference to Exhibit A in the definitive Proxy Statement dated March 24, 1995).#

                10-M Amendment to the American Precision Industries Inc. 1995 Employees Stock Option Plan (incorporated by reference to Exhibit 10B in Form 10-Q for fiscal quarter ended June 30, 1998).#

                10-N Amendment No. 2 to the American Precision Industries Inc. 1995 Employees Stock Option Plan (incorporated by reference to Exhibit 10D in Form 10-Q for fiscal quarter ended September 30, 1998).#

                10-O 1995 Directors Stock Option Plan (incorporated by reference to Exhibit B in the definitive Proxy Statement dated March 24, 1995).#

                10-P 1995 Directors Stock Option Plan, as amended and restated (incorporated by reference to Annex C in the definitive Proxy Statement dated March 25, 1998).#

                10-Q Amendment No. 1 to the American Precision Industries Inc. 1995 Directors Stock Option Plan (incorporated by reference to Exhibit 10B in Form 10-Q for fiscal quarter ended September 30, 1998).#

                10-R 1997 Officers Stock Option Plan (incorporated by reference to Annex B in the definitive Proxy Statement dated March 25, 1998).#

                10-S Amendment No. 1 to the American Precision Industries Inc. 1997 Officers Stock Option Plan (incorporated by reference to Exhibit 10A in Form 10-Q for fiscal quarter ended September 30, 1998).#

                10-T 1998 Employees Stock Option Plan (incorporated by reference to Annex A in the definitive Proxy Statement dated March 25, 1998).#

                10-U Amendment No. 1 to the American Precision Industries Inc. 1998 Employees Stock Option Plan (incorporated by reference to Exhibit 10A in Form 10-Q for fiscal quarter ended June 30, 1998).#

                10-V Amendment No. 2 to the American Precision Industries Inc. 1998 Employees Stock Option Plan (incorporated by reference to Exhibit 10C in Form 10-Q for fiscal quarter ended September 30, 1998).#

                10-W Stock Option and Tandem Stock Appreciation Rights Agreement dated June 16, 1992 between Kurt Wiedenhaupt and American Precision Industries Inc. (incorporated by reference to Exhibit 10(ii) in Form 10-Q for fiscal quarter ended July 3, 1992).#

                10-X First Amendment to American Precision Industries Inc. Grant of Restricted Stock and Bonus to Kurt Wiedenhaupt dated July 1, 1996 (incorporated by reference to Exhibit 10(iv) in Form 10-Q for fiscal quarter ended September 27, 1996).#

                10-Y Executive Employment Agreement effective as of July 1, 1997 between Kurt Wiedenhaupt and American Precision Industries Inc. (incorporated by reference to Exhibit 10(ii) in Form 10-Q for fiscal quarter ended October 3, 1997).#

                10-Z Change in Control Agreement between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996 (incorporated by reference to Exhibit 10(ii) in Form 10-Q for fiscal quarter ended September 27, 1996.)#

                10-AA Amendment to Change in Control Agreement between American Precision Industries Inc. and Kurt Wiedenhaupt dated as of October 15, 1999 (incorporated by reference to Exhibit 38 in Schedule 14D-9 dated February 24, 2000).#

                10-BB Form of Change in Control Agreement between American Precision Industries Inc. and James W. Bingel, Bruce McH. Kirchner, Craig J. Van Tine, Richard S. Warzala and Bradley Holcomb (incorporated by reference to Exhibit 10(i) in Form 10-Q for fiscal quarter ended September 27, 1996).#

                10-CC Amendment to Change in Control Agreement between American Precision Industries Inc. and Bruce McH. Kirchner dated as of October 15, 1999 (incorporated by reference to Exhibit 40 in Schedule 14D-9 dated February 24, 2000).#

                10-DD Amendment to Change in Control Agreement between American Precision Industries Inc. and Craig J. Van Tine dated as of October 15, 1999 (incorporated by reference to Exhibit 41 in Schedule 14D-9 dated February 24, 2000).#

                10-EE Amendment to Change in Control Agreement between American Precision Industries Inc. and Richard S. Warzala dated as of October 15, 1999 (incorporated by reference to Exhibit 42 in Schedule 14D-9 dated February 24, 2000).#

                10-FF Change in Control Agreement between American Precision Industries Inc. and Deborah K. Pawlowski dated as of October 15, 1999 (incorporated by reference to Exhibit 43 in Schedule 14D-9 dated February 24, 2000).#

                10-GG Change in Control Agreement between American Precision Industries Inc. and Mark E. Wood dated as of October 15, 1999 (incorporated by reference to Exhibit 44 in Schedule 14D-9 dated February 24,
                           2000).#

                10-HH Executive Supplemental Retirement Plan (as restated) between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996 (incorporated by reference to Exhibit 10(v) in Form 10-Q for fiscal quarter ended September 27, 1996).#

                10-II Amendment to Executive Supplemental Retirement Plan between American Precision Industries Inc. and Kurt Wiedenhaupt dated as of February 19, 1999 and Schedule A thereto (incorporated by reference to Exhibit 10-A in Form 10-Q for fiscal quarter ended June 30, 1999).#

                10-JJ Executive Supplemental Retirement Plan (as restated) between American Precision Industries Inc. and Kurt Wiedenhaupt, first dated as of July 1, 1992, as amended and restated as of July 1, 1996, and Schedule A thereto as amended effective February 19, 1999 (incorporated by reference to Exhibit 10-B in Form 10-Q for fiscal quarter ended June 30, 1999).#

                10-KK Life Insurance Split-Dollar Agreement (as restated) between American Precision Industries Inc. and Kurt Wiedenhaupt dated July 1, 1996 (incorporated by reference to Exhibit 10(vii) in Form 10-Q for fiscal quarter ended September 27, 1996).#

                10-LL Amendment to Life Insurance Split-Dollar Agreement between American Precision Industries Inc. and Kurt Wiedenhaupt dated as of February 19, 1999 and Schedule A thereto (incorporated by reference to Exhibit 10-C in Form 10-Q for fiscal quarter ended June 30, 1999).#

                10-MM Life Insurance Split-Dollar Agreement (Second Restatement) between American Precision Industries Inc. and Kurt Wiedenhaupt, first dated August 26, 1992, as amended and restated as of February 19, 1999, and Schedule A thereto (incorporated by reference to Exhibit 10-D in Form 10-Q for fiscal quarter ended June 30, 1999).#

                10-NN Executive Supplemental Retirement Plan (as restated) between American Precision Industries Inc. and James
                           W. Bingel dated as of October 15, 1999 (incorporated by reference to Exhibit 51 in Schedule 14D-9 dated February 24, 2000).#

                10-OO Amendment to Executive Supplemental Retirement Plan between American Precision Industries Inc. and James
                           W. Bingel dated as of December 1, 1999 (incorporated by reference to Exhibit 52 in Schedule 14D-9 dated February 24, 2000).#

                10-PP Executive Supplemental Retirement Plan (as restated) between American Precision Industries Inc. and Bruce McH. Kirchner dated as of October 15, 1999 (incorporated by reference to Exhibit 53 in Schedule 14D-9 dated February 24, 2000).#

                10-QQ Executive Supplemental Retirement Plan (as restated) between American Precision Industries Inc. and Craig
                           J. Van Tine dated as of October 15, 1999
                           (incorporated by reference to Exhibit 54 in Schedule 14D-9 dated February 24, 2000).#

                10-RR Executive Supplemental Retirement Plan (as restated) between American Precision Industries and Richard S. Warzala first dated as of June 1, 1983, as amended and restated as of January 4, 1997 (incorporated by reference to Exhibit 55 in Schedule 14D-9 dated February 24, 2000).#

                10-SS Amendment to Executive Supplemental Retirement Plan between American Precision Industries Inc. and Richard S. Warzala dated as of April 24, 1998 (incorporated by reference to Exhibit 56 in Schedule 14D-9 dated February 24, 2000).#

                10-TT Form of Life Insurance Split-Dollar Agreement between American Precision Industries Inc. and James J. Bingel, Bruce McH. Kirchner and Richard S. Warzala (incorporated by reference to Exhibit 10- D(ii) in Form 10-K for fiscal year ended December 31, 1998).#

                10-UU Amended and Restated Stock Purchase Agreement by and among InterScan Holding Ltd., Portescap and API Portescap Inc. and American Precision Industries Inc. dated July 3, 1997 (incorporated by reference to Appendix A to definitive Proxy Statement dated October 9, 1997).

                10-VV Asset Purchase Agreement by and among Vatterledens Invest AB and ELMO Industrier AB and American Precision Industries Inc. and API ELMO AB, dated January 28, 1999 (incorporated by reference to
                           Exhibit 2 in Form 8-K dated February 5, 1999).

                21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 in Form 10-K for fiscal year ended December 31, 1998).

                23         Consents of independent accountants*

                27         Financial Data Schedule*

                99         Registrant's Information Statement pursuant to
                           Section 14 (f) of the Securities Exchange Act of 1934 dated February 24, 2000 (incorporated by reference to the Information Statement filed with the Securities and Exchange Commission on February 25, 2000).

                --------------------------------

                *  Documents filed herewith
                #  Management contract or compensatory plan or arrangement

                REPORT OF INDEPENDENT ACCOUNTANTS
                TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                AMERICAN PRECISION INDUSTRIES INC.


                Our report on the consolidated financial statements of American Precision Industries Inc. as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, is included on page 19 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 48 of this Form 10-K.

                In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                PricewaterhouseCoopers LLP


                Buffalo, New York
                February 14, 2000

                       AMERICAN PRECISION INDUSTRIES INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

      (Dollars in thousands)                            Amounts                      Reserve  at
                                       Balance at      charged        Deductions       Date of        Balance at
                                    beginning of    (credited) to        from         Business         end of
        Description                    year           expense        reserves      Acquisitions       year
        -----------                 ------------    -----------      ----------    -------------     ----------
Year ended December 31, 1999:

Allowance for inventory reserves        $ 3,907         $ 1,705         $(1,931)        $ 1,505        $ 5,186

Year ended December 31, 1998:

Allowance for inventory reserves        $ 6,910         $(1,454)        $(1,549)        $    --        $ 3,907

Year ended December 31, 1997:

Allowance for inventory reserves        $ 2,330         $ 1,005         $(2,043)        $ 5,618        $ 6,910

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             AMERICAN PRECISION INDUSTRIES INC.




March 28, 2000               By: /s/ Kurt Wiedenhaupt
                             -------------------------
                             Kurt Wiedenhaupt
                             President and Director




March 28, 2000               By: /s/ Bruce McH. Kirchner
                             ----------------------------
                             Bruce McH. Kirchner
                             Chief Financial Officer





March 28, 2000                By:/s/ Mark E. Wood
                             -----------------------
                              Mark E. Wood
                              Corporate Controller

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   /s/ Kurt Wiedenhaupt                                      March 28, 2000
   -----------------------------------------------------   --------------------
   Kurt Wiedenhaupt                 President, CEO and
                                    Chairman of the Board


   /s/ John M. Albertine                                     March 28, 2000
   -----------------------------------------------------   --------------------
   John M. Albertine                Director

   /s/ Holger Hjelm                                          March 28, 2000
   -----------------------------------------------------   --------------------
   Holger Hjelm                     Director


   /s/ Bernard J. Kennedy                                    March 28, 2000
   -----------------------------------------------------   --------------------
   Bernard J. Kennedy               Director


   /s/ Douglas J. MacMaster, Jr                              March 28, 2000
   -----------------------------------------------------   --------------------
   Douglas J. MacMaster, Jr.        Director


   /s/ Klaus K. Oertel                                       March 28, 2000
   -----------------------------------------------------   --------------------
   Klaus K. Oertel                  Director


   /s/ Victor A. Rice                                        March 28, 2000
   -----------------------------------------------------   --------------------
   Victor A. Rice                   Director


   /s/ Jerre L. Stead                                        March 28, 2000
   -----------------------------------------------------   --------------------
   Jerre L. Stead                   Director

                                  EXHIBIT INDEX

4-C          First Amendment to the Amended and Restated Rights Agreement

21           List of Subsidiaries

23           Consent of Independent Accountants

27           Financial Data Schedule
